Form 10KSB40
period 1999-12-31
ACCIDENT PREVENTION PLUS INC
filed 2000-04-14
CIK 1084702

U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended December 31, 1999

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _____ to _______

Commission file number 0-000000

                         ACCIDENT PREVENTION PLUS, INC.
         ---------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

            NEVADA                                              11-3461611
(State or other jurisdiction of                              (I.R.S. Employer
incorporation of organization)                               Identification No.)

                             325 Wireless Boulevard
                            Hauppauge, New York 11788
                            -------------------------
                    (Address of Principal Executive Offices)

                                 (631) 360-0600
                           (Issuer's telephone number)


                                       N/A
              (Former name, former address and former fiscal year,
                          if changed since last report)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

     Yes            No    X

Check here if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this Form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State the issuer's revenues for its more recent fiscal year (ending December 31, 1999): $ 701,526

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of January 31, 2000: $ -0-.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the most practicable date:

Class                                          Outstanding as of April 4, 2000
Common Stock, $.001 par value                  17,638,238

                                     PART I


ITEM 1. DESCRIPTION OF BUSINESS

BUSINESS DEVELOPMENT AND ORGANIZATION

     The Company and APP LLC

     Accident Prevention Plus, Inc. (the "Company") was incorporated under the laws of the State of Nevada on October 28, 1998 to become the holding company of Accident Prevention Plus, LLC, a limited liability company ("APP LLC") and International Purchasing Services, Inc., a New York corporation ("IPS-NY").

     Accident Prevention Plus, Inc. was formed during 1993 as a corporation under the laws of the State of New York. During February 1996, Accident Prevention Plus, Inc. converted to a limited liability company under the laws of the State of New York ("APP LLC"). Since its inception in 1993, APP LLC has been engaged in the design, marketing and distribution of onboard computer recording and fuel monitoring systems for commercial and fleet vehicles.

     Effective as of October 28, 1998, the Company entered into an Exchange Agreement (the "Exchange Agreement") with all of the equity members of APP LLC pursuant to which it was agreed that (i) the equity members would exchange their interests in APP LLC for shares of common stock of the Company, and (ii) the Company would issue to the equity members shares of its common stock commensurate with their respective proportionate interests in APP LLC. In accordance with the terms and provisions of the Exchange Agreement, the Company acts as the holding company of APP LLC. As used in this Registration Statement, the term "Company" will include APP LLC unless APP LLC is otherwise individually referenced.

     International Purchasing Services, Inc.

     International Purchasing Services, Inc. ("IPS-NY") was incorporated under the laws of the State of New York on March 3, 1993 to provide general purchasing services for large multinational companies worldwide. Effective as of October 28, 1998, the Company acquired IPS-NY by entering into an Agreement and Plan of Reorganization ("Plan of Reorganization") with IPS-NY. As of the date of this Annual Report, IPS-NY is primarily responsible to the Company for general shipping, receiving and warehousing services, providing general purchasing services for the supply of electromechanical active and passive components to multinational original equipment manufacturers ("OEMs")throughout the world. IPS-NY has representatives in England, France, Israel and India. The management and staff of IPS-NY has over twenty years of procurement experience and established international relationships. Through IPS-NY, the Company has gained procurement expertise, component pricing advantages, a backup manufacturing source, support staff, and international contacts.

     KMR Telecom Ltd.

     On October 28, 1998, the Company also simultaneously acquired KMR Telecom, Ltd., a corporation organized under the laws of India ("KMR") by entering into an Agreement and Plan of Reorganization with KMR. During June 1999, however, management of the Company determined that there was a mistake of fact involving the Agreement and Plan of Reorganization with KMR. Management discovered that the laws of India prohibited a foreign entity from holding more than a 49% equity ownership interest in a company organized under the laws of India. Therefore, the Agreement and Plan of Reorganization between the Company and KMR was in violation of the laws of India. On June 21, 1999, retroactively effective to October 28, 1998, the Company entered into a Rescission Agreement with KMR pursuant to which it was agreed that the Agreement and Plan of Reorganization with KMR would be set aside and KMR would cease to be a wholly-owned subsidiary of the Company with no further rights or duties to the Company.

     Accident Prevention Plus (UK) Limited

     On September 13, 1999, Accident Prevention Plus (UK) Limited ("APP UK") was formed as a private limited company under the laws of England and Wales. Simultaneously, the Company acquired APP UK pursuant to an acquisition of all of the issued and outstanding shares of ordinary stock. As of the date of this Annual Report, APP UK is a wholly-owned subsidiary of the Company and will provide services including, but not limited to, sales and marketing, administration, and technical support for the United Kingdom marketplace.

     Accident Prevention Plus, France (SARL)

     On December 17, 1999, Accident Prevention Plus, France ("APP France") was formed as a corporation under the laws of France. In January 2000, APP UK acquired APP France pursuant to an acquisition of all of the issued and outstanding shares of ordinary stock. As of the date of this Annual Report, APP France is a wholly-owned subsidiary of APP UK and will provide services including, but not limited to, sales and marketing, administration, and technical support for the European marketplace.

     The Company's principal executive offices are located at 325 Wireless Blvd., Hauppauge, New York 11788. Its telephone number is (631) 360-0600, its facsimile number is (631) 265-3351, and its e-mail address is appinc@mindspring.com.

PRODUCTS

     Onboard Recording Systems

     The Company designs, develops, markets and sells a comprehensive line of onboard computer recording systems, the APP1000, APP2000 and APP3000 (hereinafter called the "AP+Series"), which monitors and records data for accident prevention, driver training and evaluation, and maintenance operations for fleet vehicles worldwide. The basic unit hardware is the same for the three series, although the APP2000 and APP3000 series have upgrades and will perform more functions to meet the requirements of the customer. The AP+Series were designed to (i) promote safe and efficient driving practices; (ii) provide security for unauthorized operational use of a vehicle; (iii) automatically monitor and record vehicle operational data for accident prevention, driver training, driver evaluation and maintenance purposes; and (iv) reduce the overall costs of maintaining and operating fleet vehicles. Each of the AP+Series onboard recording systems are fully programmable data recorder systems that include a data recorder for each fleet vehicle, a Smart-card for each driver, a central card-reader with management computer software which is compatible with Microsoft Windows.

     The AP+Series are often dubbed "black boxes" after the ones used in large aircraft. The AP+Series units can be custom-designed to specific requirements by using thousands of individual operating parameters and are efficiently upgradable to meet further needs of fleet management companies as they adapt to a changing world. The AP+Series have the ability to monitor, record and retrieve approximately 10,000 types of data. Some examples of the analyzed categories for the transportation industry include, but are not limited to, (i) driving chronologies (maximum speed, deceleration, idling, last 20 overspeedings, brake occurrences and intensities), (ii) trip chronologies (driver identification, date and time of vehicle usage, total driving time and distance, dangerous braking occurrences), and (iii) vehicular chronologies (distance/speed, engine rpm, lights, water temperature, oil temperature, air pressure, vehicular sway). This data is permanently recorded thus often providing a record of critical information such as "near misses" and actual accidents. The AP+Series are flexible in their monitoring and can be custom tailored to meet required specifications.

     Specific Features. Features of the AP+Series onboard recording systems provide many cost-effective benefits as described below, including reduced insurance rates, reduced fuel consumption, reduction in the occurrence of accidents, preventative maintenance, reduced over-speeding by drivers, reduced theft, easier compliance with federal and local laws, and an effective driver training tool.

     Safety/Accident Prevention. Management considers the AP+Series to be proactive management tools designed to promote safe and efficient driving practices. The AP+Series constantly monitors adherence by drivers to established company driving standards, such as acceleration, deceleration, engine rpm and speed. The AP+Series also assists drivers on the road by warning them when they may be violating established company safety standards. It also records the parameters of actual vehicle operation for appropriate use in driver training programs. Furthermore, the AP+Series can educate drivers to adapt their driving patterns to road conditions and environment and provide a powerful tool for performance evaluation of both driver and vehicle. Management believes that not only does the AP+Series help in preventing accidents, but it also is a beneficial tool when accidents do occur.

     Reporting. The AP+Series automatically records vehicle operational data concurrent with sudden accelerations and decelerations, or collisions. The AP+Series are designed to ensure that the data is secure from power failure and tampering. Such unbiased recorded data may be used for later analysis, such as in accident reports, or to confirm or refute claims that may be made against a company or its drivers. All data recorded from the AP+Series can be printed from an office printer in a variety of standard or customized reports or graphs. These reports can be used in driver education programs, maintenance evaluation of vehicles, and in other general fleet management programs.

     Security. The AP+Series provides security for vehicles and for vehicle data. With the use of an APP+Series smartcard, operational access to company vehicles can be carefully, quickly and conveniently controlled by the fleet manager.

     Cost-Effective Use. Management believes that by constantly monitoring fleet vehicles, the AP+Series permits a company to more accurately schedule preventive maintenance, increase fuel economy, and extend overall vehicle service life. System data feedback to drivers should encourage more careful driving habits that will serve to reduce the frequency of repairs and replacements, as well as the occurrence accidents. Use of excessive quantities of fuel or oil, high maintenance vehicles and other dangerous vehicle conditions can also be identified before they become hazardous to the company's financial status or to the general public.

     The AP+Series are adaptable for use on all moving vehicles and equipment including, but not limited to, trucks, school and commercial buses, ambulances and other emergency vehicles, aircraft, boats and ships, trains, earth moving and construction equipment, and virtually any other type of moving vehicle. Moreover, management believes that the AP+Series are unique in the industry due to use of the "Smart card" technology. The use of AP+Series custom software gives the AP+Series the ability to be easily upgraded and customized to meet customer specifications and needs. It also gives the AP+Series the ability to be utilized outside of the fleet vehicle market.

     The convergence of the Smart card and computing industries has created numerous opportunities for potential users. Management believes that the capabilities of its AP+Series, together with use of Smart card technology, represents a fast growing new technology, which may enable the Company to expand and enter into additional markets. Management further believes that potential users of the technology will be able to specialize in developing systems to support their applications or industries, including hospitals, payroll, medical records, and security.

     Use of the "Smart card" will allow the AP+Series to be utilized by customers for non-transportation operations, such as use in the medical field for recording and updating patient records and in a wide variety of other fields where the monitoring, recording and tracking of information is critical. "Smart card" technology may even be used by customers of the Company to provide security in any area utilizing the technology including, but not limited to, payroll, drivers' licenses, passports, medical applications, debit cards, and student identification cards.

     AP+Series 4000

     As of the date of this Annual Report, the Company is currently designing the APP4000 system. The APP4000 system will include features such as a global positioning system ("GPS") for vehicular tracking, mapping and communications, an in-vehicle alcohol sensor/breathalyzer unit, a fatigue sensor which will monitor and record driver alertness, and a fingerprint application for greater security when used in conjunction with the "Smart card". Management believes that use of these features will also provide the Company with the opportunity to expand and diversify into other fields.

     Fuel Intake Monitoring System

     The Fuel Intake Monitoring System ("FIMS") was designed by the Company to automate and simplify many aspects of the fueling process. Through the technological use of radio frequency communication, the FIMS will provide a fleet owner with the ability to prevent fuel theft, receive paperless billing for fuel consumed, and reduce vehicle downtime by simplifying and speeding up the fueling process.

     Design/Usage. The design of the FIMS consists of a vehicle unit which is capable of storing and transmitting data concerning the vehicle, including fuel level, odometer reading, fuel type required, and the maximum amount of fuel permitted per filling. The other components of the system include a nozzle unit, tank inlet antenna, ground loop antenna, station controller and a LCD display on the fuel pump at the retail filling station.

     An additional advantage of the FIMS is the elimination of the need for drivers to carry cash or credit cards for refueling purposes. Fueling is completely controlled by a company using the FIMS with computerized monitoring of all relevant vehicle data and subsequent paperless billing.

     As of the date of this Annual Report, the Company has not begun to market the FIMS pending completion of its patent research.

     Other Products

     The Company has also designed and developed a proprietary opacity sensor for incorporation into the AP+Series, which is capable of reading vehicle emissions in real time during the operation of the vehicle. This function will provide fleet managers with the ability to monitor and record in real time and ensure their ability to maintain compliance with measurement requirements of exhaust emissions established under rules and regulations promulgated by the Environmental Protection Agency ("EPA").

     Management intends to conduct patent research on this technology which has been designed to meet such measurement requirements.

     The Company has also designed and developed a dual axis accelerometer, which was designed to measure the sway of a vehicle.

     The Company has developed a customized software system according to specifications for driver training applications for use with the AP+Series units (the "Pilot 2001"). The Pilot 2001 software can only be used in connection with the AP+Series units.

     The Company has planned new product development to meet the needs of a consumer related low-cost system to sell to the major automobile manufacturers.

MANUFACTURING

     As of the date of this Annual Report, the AP+Series products are primarily manufactured by Nexus Corporation, a company located in Vermont ("Nexus"). Nexus has manufactured approximately 600 APP+Series products.

     Management anticipates that when the AP+Series products are to be manufactured in much larger quantities, manufacturing of the FIMS will be primarily contracted to Lockheed. APP LLC and Lockheed entered into a manufacturing agreement dated January 24, 1997 whereby Lockheed generally agreed to (i) manufacture the printed circuit board assemblies for the FIMS and other product lines, (ii) provide services including, but not limited to, qualifications testing, manufacturing engineering, test engineering, and circuit design support; (iii) mark all products manufactured and assembled by Lockheed for APP LLC with the Lockheed corporate name and logo; and (iv) allow APP LLC to reflect that Lockheed manufactured such products when marketing and advertising. Lockheed has also made two large production facilities available to the Company to supplement the Company's manufacturing capabilities.

     The Company also established relationships with another manufacturing company relating to the manufacture of the accelerometers. The Company entered into a purchase agreement dated October 16, 1998 with Asteria Electronics SDN BHD ("Asteria"), whereby Asteria agreed to manufacture the accelerometers. As of the date of this Annual Report, Asteria has manufactured approximately 100 accelerometers with an additional order for approximately 200 more accelerometers.

     The Company entered into an agreement dated May 12, 1999 with Schlumberger Technologies, Inc., which is the second largest "Smart card" manufacturer in the world ("Schlumberger"). The agreement with Schlumberger generally provides the Company with the right to implement and utilize the Smart card technologies. Previously, Schlumberger had agreed to transfer to APP LLC all technology data relating to the Smart card. On October 17, 1996, APP LLC and Schlumberger had entered into a technology transfer agreement pursuant to which Schlumberger agreed to provide APP LLC (i) access to all Smart card technology and associated products for development and distribution by Schlumberger, and (ii) the ability to employ the Smart card technology. APP LLC had also entered into non-disclosure agreements with Schlumberger. As of the date of this Annual Report, the Company has the software, tooling, readers and cards to program the AP+Series products for various applications.

     Pursuant to recent purchase orders made by the Company with Island Designers, Inc., a New York corporation ("ID"), ID has agreed to design and develop printed circuit board layouts for the AP+Series. In addition, ID has completed limited production runs of the AP+Series products.

PRODUCT RESEARCH/DEVELOPMENT AND CURRENT STATUS

     AP+Series

     As of the date of this Annual Report, the Company has installed the AP+Series units in over 100 vehicles pursuant to an agreement with AFT-IFTM, the largest driver training institute in Europe. AFT-IFTM, which generally sets the driver training standards for the European Economic Community, has subsequently trained over 30,000 drivers using the AP+Series products. The Company is also assisting in the actual development of standards for new legislation. The new legislation will be designed to standardize all onboard recording systems for the entire European Economic Community. Management believes that its prominence as a leader in the development of onboard recording systems will enhance the marketability of its products in other countries and industries.

     In the United States, the Company has installed one AP+Series unit on a driver training simulator located at Carnegie Mellon University/Driver Training & Satefy Institute in Connersville, Pennsylavania ("CM"). Management believes that installation of the AP+Series unit on the driver training simulator creates a strategic marketing edge for the Company because of the high visibility of such installation to governmental agencies, such as the U.S. Department of Transportation, the Federal Highway Administration and other universities and driver training schools. Moreover, the Company has received a letter of intent from CM whereby CM will distribute for the Company AP+Series products to be used for driver education and research applications. CM will also receive a commission for any AP+Series products sold from their referrals.

     The Company is currently in the process of finalizing an agreement with CM regarding use of the CM Driver Training Institute as a test, training and research center. CM delivered a letter of intent to the Company indicating its desire to establish a long-term relationship with the Company. It is anticipated that CM and its related entities will cooperate in the research and development of new products.

     In conjunction with CM, the Company made a presentation of the AP+Series to the National Transportation Safety Board and the American Trucking Association. The Company subsequently entered into a contract dated August 1, 1999 with the American Trucking Association ("ATA") pertaining to a federally funded project administered by the Federal Highway Administration and ATA regarding use of one of the Company's products to monitor fatigue technologies used as part of studying fatigue in drivers. Management believes that this federal funded contract will be significant in that the Company's products will be considered as a government tool for analyzing various technologies.

     The Company entered into an agreement dated August 31, 1999 with North-Shore Long Island Jewish Health Systems ("North Shore Hospital") regarding
(i) installation of the APP4000 onboard recording system and related products with North Shore Hospital, and (ii) provision of services to integrate the installed APP4000 and related products with existing technologies utilized by North Shore Hospital. The Company received an initial payment of $125,000, with the balance of $131,000 due and owing to be paid sixty days from the date of installation.

     As of the date of this Annual Report, the Company is in negotiations for a joint venture with Life Science Inc., and Life Science Corporation to integrate the alcohol breathalyzer with the AP+Series products. Some states in North America have enacted legislation mandating individuals who have been convicted of driving while intoxicated ("DWI") or driving under the influence ("DUI") to use alcohol sensors and breathalyzers in their vehicles. Management believes that the design of the AP+Series products provides flexibility for integration with other types of technologies, such as the alcohol breathalyzers.

     The Company is also engaged in negotiations with Digitran Corporation of Logan, Utah ("Digitran"), which is the manufacturer of the driving training simulators used by CM, to install the AP+Series products on all Digitran simulators throughout the world.

     Fuel Intake Monitoring Systems

     As of the date of this Annual Report, the Company has pilot tested the FIMS at two Shell Oil locations in Ruffec and St. Cloud, France. Management believes that these pilot tests have proven the concept of FIMS to be valuable and successful. The FIMS was also tested in the manufacturing laboratories of Schlumberger, Shell Retail Petroleum Europe and Lockheed Martin. The FIMS also received "CE" approval for sale in Europe from Emitech (the equivalent of the Underwriters Laboratory in the United States).

     Management has made a strategic business decision to hold introduction of the FIMS into the marketplace until patent searches are completed. Management anticipates that upon its introduction into the marketplace, the integration of the FIMS into the AP+Series will be completed. There can be no assurance, however, that such integration will be successful.

     Moreover, during fiscal year 1996, APP LLC entered into a grant award agreement with the Technology Deployment Center, Pinellas County, FL. in conjunction with the University of South Florida ("USF") for the research, development and design of the FIMS. USF had received a grant of approximately $428,793 for the research, development and design of the FIMS and forwarded such proceeds to a sub-contractor chosen jointly by USF and APP LLC. Pursuant to the terms of the agreement, APP LLC agreed to (i) direct the research, development and design of the FIMS and bring such technology to a saleable commercial product, and (ii) repay to USF structured payments based on revenues generated from the FIMS product sales. Pursuant to the terms of the agreement, in the event no revenues were generated from sales of the FIMS within two years after completion of the funding, all rights to the technology relating to the FIMS will revert exclusively to USF. As of the date of this Annual Report, the Company has not sold FIMS products and according to the terms of the agreement, rights to the technology relating to the FIMS should have reverted to USF. The Company intends to pursue negotiations with USF regarding its respective percentage ownership interest in the rights to the technology relating to the FIMS in view of the fact that the Company expended its own funds for payment of research and development expenses prior to and after such funding. There is no guarantee that the Company will be successful in such negotiations and may potentially loose all rights to the technology relating to the FIMS.

     Other Products/Services

     Pursuant to an agreement dated February 14, 1996 with AFT-IFTM, AFT-IFTM purchased from the Company all rights, title and interest in the Pilot 2001 software. The Pilot 2001 software can only be used in connection with the AP+Series units.

     The Company spent approximately $402,980 during fiscal year ended December 31, 1999 on research and development expenses, and approximately $37,510 and $339,349 on research and development expenses during the fiscal years ended December 31, 1998 and 1997, respectively.

CUSTOMERS AND MARKETING

     The Company currently sells the AP+Series and related products primarily in Europe, Africa and the United States. Customers for the AP+Series and related products are primarily transport companies and driver training institutions. The Company's current market concentration has been in Europe due to existing relationships with certain clients and the wide acceptance of Smart card technology in unrelated applications and industries. Management's primary objective is to penetrate the European and North American market.

     For fiscal year ended December 31, 1999, the Company had three unrelated customers which accounted for approximately 42%, 36% and 17%, respectively, of total revenues. As of the date of this Annual Report, the Company has two unrelated customers who account for approximately 80% and 20%, respectively, of accounts receivables.

     As the AP+Series and related products become recognized and if the Company establishes a prominent presence within the European, North American and Middle Eastern markets, management intends to increase the distributorship base by focusing on major vehicle fleet operation. The Company intends to expand the product line to accommodate the needs of the Company's customers in the transportation industry and in other industries as well.

     The Company also intends to seek to capture market niches for long-term business planning in the fields of transportation and medicine. Some of the proposed developments in the medical field include the use of Smart card technology in doctors' offices, hospitals, ambulances and insurance companies. Management believes that within the transportation industry, the AP+Series products, coupled with Smart card technology, may be utilized in emergency vehicles for police, fire and ambulance departments. In addition, the AP+Series products coupled with the Smart card technology may be used by a variety of businesses or governmental agencies to create and track drivers' licenses, or to create passports, medical cards or insurance cards, which would provide instant access to critical information.

     The Company intends to market the AP+Series and related products through the use of distribution agreements, joint ventures, direct sales and Internet sales. As a result of management's experience in the international marketplace, the Company expects that it will be able to adjust its marketing strategy in each market in accordance with the particular customs, needs and methods of conducting business of the particular culture. To aid in the marketing of the AP+Series and related products, the Company intends to utilize training seminars and advertising promotional tools, such as CD-ROMs, catalogs and participation in trade shows. The Company intends to make its operational software available in various languages to meet the needs of the particular markets.

     The Company has representatives and distributors in Israel, Europe, Africa, Mexico and India. APP LLC and World Asset Management, Inc., which is headquartered in New Milton Hampshire, United Kingdom ("WAM"), entered into an independent contractor's installation & service agreement dated May 8, 1997 whereby WAM agreed to (i) provide APP LLC with its expertise and "know-how" in establishing distribution and sales channels in marketplace in the United Kingdom; (ii) establish the necessary infrastructure to make a successful introduction of the AP+Series and related products in the United Kingdom; and
(iii) be responsible for establishing an installation and service network for the AP+Series and related products.

     APP LLC and Atlantic Financial Management, Inc., which is headquartered in Fouesnant, France ("AFM"), entered into an independent contractor's installation and service agreement dated May 16, 1997 whereby AFM agreed to provide expertise to APP LLC regarding the structure of sales/service and installation of the AP+Series and related products in France.

     APP LLC and Avignon Trading, Inc., which is headquartered in Savion, Israel ("Avignon"), entered into an independent contractor's installation and service agreement dated June 4, 1997 whereby Avignon agreed to (i) provide its ASIC design (which is an advanced technology that can be used in the AP+Series and related products to reduce costs) and (ii) setup installation and technical support for the AP+Series and related products sold throughout Israel.

     APP LLC and Darien Partners Investments, Inc., which is headquartered in Malaysia ("Darien"), entered into an independent contractor's installation and service agreement dated April 11, 1997 whereby Darien agreed to (i) manage all installation and service of the AP+Series and related products sold within the Far Eastern and Middle Eastern countries; (ii) establish an installation and service network for the Far Eastern and Middle Eastern countries; and (iii) arrange distribution channels and oversee manufacturing of the APP3000 dual axis accelerometers.

     As of the date of this Annual Report, the contractual arrangements with WAM, AFM, Avignon and Darien primarily provide the Company with installation and service management in the event the Company establishes a dominate presence in these foreign markets through the distribution and sale of the AP+Series and related products. Management believes that this would not only strengthen the Company's structure and potential marketability of the AP+Series and related products, but also places the Company in a favorable position to properly service the AP+Series and related products sold and distributed in those foreign markets.

     Moreover, APP LLC and American Overseas Corporation, ("AOC") an investment company formed under the laws of British Virgin Islands, entered into a distributor agreement dated August 20, 1998 pursuant to which AOC agreed to
(i)assist in the establishment of marketing and distribution services for the AP+Series and related products worldwide, and (ii) pay APP LLC $5,000,000 within a thirty-six (36) month period for the non-exclusive unlimited rights to purchase the AP+Series and related products at a price of 5% above cost and to sell those products worldwide, with an initial payment of $2,000,000 due and owing on August 20, 1999. During July 1999, the agreement was amended to provide that (i) $1,000,000 payment due sixty days from the date that the Company's shares of common stock commences trading, (ii) an additional $1,000,000 due and owing within eight months from commenced trading, and (iii) the balance of $3,000,000 will be due and owing on or before August 20, 2001.

COMPETITION

     The onboard recording systems industry is highly competitive. The Company's major competitors in the marketplace are primarily Cadec, a division of Cummings Engine, Mobile Data Systems, Orpak, Qualcomm, VDO, Elextor, Rockwell Tripmaster and Eaton Corporation. Such competition appears to be related to the Global Positioning Systems. Data Express and Qualcomm have similar products, and Mobile Data Systems has developed a system closely resembling the AP+Series products. The Company may also face competition from other, similar companies with financial resources far greater than those of the Company. However, management believes that although there is a large degree of competition, most competitive systems only perform a portion of the functions that the AP+Series onboard recording systems perform, giving the Company a competitive edge within the industry.

EMPLOYEES AND CONSULTANTS

     As of the date of this Annual Report, the Company employs seventeen on a full time and/or on a part time basis. The Company's President and Chief Executive Officer are primarily responsible for all day-to-day operations of the Company. Other services are provided by outsourcing and management contracts. As the need arises and funds become available, however, management may seek additional employees as necessary in the best interests of the Company. The following lists and describes certain services performed for the Company by consultants.

     (i) APP LLC and Bristol Consulting Ltd. ("Bristol") entered into a consulting agreement dated July 30, 1998 pursuant to which Bristol agreed for a period of five years to (i) assist in the development of an international market for the AP+Series and related product lines, and (ii) provide advice regarding corporate structure, capital acquisition, contracts, equity partners and mergers and acquisitions pertaining to the Middle East and Far East.

          During fiscal year 1999, Bristol performed certain services on behalf of the Company including, but not limited to, (i) the development of international markets and consummation of the distribution contract with AOC; (ii) the establishment of manufacturing facilities in Malaysia for the accelerometers. During fiscal year 1999, the Company paid $62,500 to Bristol for services rendered.

     (ii) APP LLC and Royce Anderson & Monroe, Inc. ("Royce Anderson") entered into a consulting agreement dated July 30, 1998 pursuant to which Royce Anderson agreed for a period of five years from the date of the agreement to (i) assist with development of a market within the United States and the Western Hemisphere for the AP+Series and related products, and (ii) provide advice regarding corporate structure, acquisitions, mergers and equity partners. During fiscal year 1999, the Company did not pay any fees to Bristol.

          During fiscal year 1999, Royce Anderson performed certain services on behalf of APP LLC including, but not limited to, (i) assistance with the establishment of the marketing and sales structure within APP LLC; and (ii) assistance with the negotiation and consummation of major contractual arrangements.

PATENTS, LICENSES, TRADEMARKS, CONCESSIONS AND ROYALTY AGREEMENTS

     Within the next six months from the date of this Annual Report, management intends to file an application for trademark protection for its "AP+Series" products with the United States Department of Commerce, Patent and Trademark Office. If a certificate of registration for the trademark "AP+Series" is issued, such registration will remain in full force and effect for a period of ten years, subject to satisfaction of certain requirements.

     The Company has no patents, licenses, franchises, concessions or royalty agreements that are material to its business as a whole. Management intends to conduct a patent search on the FIMS and, based upon the results of its search, file an application with the United States Department of Commerce, Patent and Trademark Office for issuance of a patent covering the FIMS, if patent protection can be obtained.

GOVERNMENT REGULATION

     The Company's operations may be subject to a variety of laws, regulations and licensing requirements of federal, state and local authorities. In certain jurisdictions, the Company may be required to obtain licenses or permits, to comply with standards governing employee selection and training, and to meet certain standards in the design and manufacture of the AP+Series and related products. The loss of such licenses, or the imposition of conditions to the granting or retention of such licenses, could have a material adverse effect on the Company.

     The Company's advertising and sales practices may be regulated by both the Federal Trade Commission and state consumer protection laws. Such regulations may include restrictions on the manner in which the Company may promote the sale of its products and the obligation of the Company to provide certain of its customers with rescission rights.

     The Company's manufacturing facilities, including research and development facilities, if any, may be subject to regulation and inspection standards established by the Occupational Safety and Health Administration ("OSHA"). As of the date of this Annual Report, none of the Company's facilities have been inspected for compliance with the standards established by OSHA.

     The AP+Series and related products may be subject to regulation by various agencies including the U.S. Department of Transportation and the Federal Highway Administration, as well as local authorities. Each of these agencies may regulate various aspects of licensing, permitting and operations of the AP+Series and related products.

POLITICAL AND ECONOMIC POLICIES IN FOREIGN COUNTRIES

     The Company intends to enter the global marketplace which includes, but is not limited to, the marketplaces within the United Kingdom, Israel, Africa and the Far East and Middle East. As a result, the Company's operations and sale of the AP+Series and related products in these countries may be subject to political, economic, legal and other uncertainties occurring within these countries. Changes in policies by the respective governments may result in changes in laws, regulations or the interpretation thereof, confiscatory taxation, restrictions on imports and sources of supply, import duties, corruption, and currency revaluation, all of which may materially and adversely affect the Company. Moreover, economic reforms and growth in the Far East and Middle East countries have been initiated, and success in certain countries has been more prevalent than in others. The continuation or increase of any such disparities regarding economic reforms and growth could affect the political and social stability of the Far East and Middle East, and thus the operations of the Company. Moreover, there can be no assurance that future controversies will not arise which would threaten trade relations between the United States and the respective country. In any of such eventualities, the business of the Company could be adversely affected.

ITEM 2. PROPERTIES

     Except as described above, the Company does not own any other real estate or other properties. The Company leases office space and its offices are located at 325 Wireless Boulevard, Hauppauge, New York 11788.

ITEM 3. LEGAL PROCEEDINGS

     Management is not aware of any legal proceedings contemplated by any governmental authority or other party involving the Company or its properties. No director, officer or affiliate of the Company is (i) a party adverse to the Company in any legal proceedings, or (ii) has an adverse interest to the Company in any legal proceedings. Management is not aware of any other legal proceedings pending or that have been threatened against the Company or its properties.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of the Company's shareholders through the solicitation of proxies or otherwise during fiscal year ended December 31, 1999.

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

     As of the date of this Annual Report, there has been no public market for the shares of Common Stock of the Company. It is the intention of management that the shares of Common Stock of the Company will be traded in the over-the-counter market and quoted on the NASDAQ. The Company, however, must meet certain criteria in order to qualify for inclusion on NASDAQ.

HOLDERS

     The 17,638,238 shares of Common Stock outstanding as of the date of this Annual Report are held by 170 holders of record.

DIVIDENDS

     The Board of Directors has never authorized or declared the payment of any dividends on the Company's Common Stock and does not anticipate the declaration or payment of cash dividends in the foreseeable future. The Company intends to retain future earnings, if any, to finance the development and expansion of its business. Future dividend policies will be subject to the discretion of the Board of Directors and will be contingent upon, among other things, future earnings, the Company's financial condition, capital requirements, general business conditions, level of debt, restrictions with respect to payment of dividends with respect to bank loans, and other relevant factors.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

     This section should be read in conjunction with the Company's Consolidated Financial Statements included herein. Certain of the financial statements and the discussion below in the comparative fiscal year ends include reference to amounts and balances of the Company and APP LLC for the entire year and from October 28, 1998 (the acquisition date) to December 31, 1998 for IPS-NY.

GENERAL

     During the prior fiscal years, the Company focused primarily on the research, development and design of the AP+Series products and related products, and generated little revenues. During those prior fiscal years, the principals of the Company invested personal funds, arranged for loans and lines of credit from financial institutions, and secured grants to support the research and development expenses of the Company in excess of $2,000,000.

     As of the date of this Annual Report, the Company derives its revenues principally from the marketing and sale of onboard recording systems, called the AP+Series products, and other related products to customers generally in the fleet management and driver training industries. Additional revenues are generated by the Company through the implementation of maintenance contracts and integration contracts and its subsidiaries.

     During fiscal year ended December 31, 1999, sales of the AP+Series and related products to the Company's customers accounted for approximately 100% of total gross revenues. Although the Company intends to expand its marketing of the AP+Series and related products in non-transportation industries, such as the medical fields, management of the Company believes that sales of the AP+Series and related products to its customers in the fleet management and driver training industries will continue to be an important line of business for the Company for the next several years.

FOR FISCAL YEAR ENDED DECEMBER 31, 1999 COMPARED WITH FISCAL YEAR ENDED DECEMEBR 31, 1998

     Results of Operation

     The Company's net losses for fiscal year ended December 31, 1999 were approximately $1,173,172 compared to a net loss of approximately $605,241 for fiscal year ended December 31, 1998.

     Net revenues for fiscal year ended December 31, 1999 and 1998 were $701,526 and $237,688, respectively. Net revenues increased by approximately $463,838 or 195% for fiscal year ended December 31, 1999 as compared to fiscal year ended December 31, 1998. Gross profit for fiscal years ended December 31, 1999 and 1998 amounted to $487,465 and $90,680, respectively, or a net increase of $396,785. Gross profit percentages for fiscal year ended December 31, 1999 and 1998 were 69% and 38%, respectively, or a net increase of 82%.

     The substantial increase in gross profit is a result of larger purchases of systems, reduced component costs, price re-negotiations with vendors, and redesign of the PC board layout for cost economy. The increase in sales and gross profit during fiscal year ended December 31, 1999 as compared to fiscal year ended December 31, 1998 is attributable to a stronger marketing campaign, fulfillment of major contracts, which are either executed or in the final stage of execution. The Company and its subsidiaries have entered into various agreements with certain entities in order to establish distribution channels, corporate structures, contract applications in foreign and domestic countries, performance of certain pilot tests, and development of new products.

     The substantial increase in net loss during fiscal year ended December 31, 1999 as compared to fiscal year ended December 31, 1998, however, is attributable primarily to a substantial increase in selling, general and administrative expenses and an increase in research and development expenses. Selling, general and administration expenses include general corporate overhead, administrative salaries, shipping and warehousing costs, selling expenses, consulting costs, and professional fees.

     Selling, general and administrative expenses for fiscal year ended December 31, 1999 and 1998 were $1,155,616 and $565,301, respectively (an increase of $590,315 or 104%). The increase in selling, general and administrative expenses for fiscal year ended December 31, 1999 were primarily due to the Company incurring costs associated with its marketing efforts, officers salaries, professional fees, and personnel costs

     Research and development expenses for fiscal year ended December 31, 1999 were $402,980 as compared to $37,510 for fiscal year ended December 31, 1998 (an increase of $365,470). The increase in research and development expenses is primarily due to the development of an upgradeable modular unit to assist in the diversification of the Company's product lines, the dedication of significant funds to the development of an advanced system which will be used in ambulances pertaining to the contract between the Company and North Shore - Long Island Hospital, and the Company's ongoing perfecting and expanding of the capabilities of its products. Moreover, the expenditures for research and development were reduced during fiscal year 1998 since the Company had limited funds and utilized available funds for the anticipated marketing and sale of its equity securities during 1999. During 1998, the Company had redirected its use of available funds in order to obtain contracts and raise additional funds, which were utilized for further research and development expenses and establishment of a corporate infrastructure.

     Liquidity and Capital Resources

     The Company's financial statements have been prepared assuming that it will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should the Company be unable to continue in operations.

     As of December 31, 1999, the Company's current assets were $315,559 and its current liabilities were $2,541,954. As of December 31, 1999, the current liabilities exceeded current assets by $2,296,395. As of December 31, 1999, the Company's long term assets were $509,007 and its long term liabilities were $598,005. As of December 31, 1999, long term liabilities exceed long term assets by $89,048.

     As of December 31, 1999, the Company's total assets were $846,388 and its total liabilities were $3,140,009. As of December 31, 1999, total liabilities exceeded total assets by $2,293,621.

     As of December 31, 1999, the Company was not in compliance with terms of loans due to financial institutions totaling $1,022,358 requiring the loans to be reflected as current liabilities. To date the financial institutions have not taken any actions and are in the process of restructuring and or waiving the default of the loans. Also, included in the current liabilities are accounts payable of $833,278, $435,675 of accrued expense of which $360,000 is accrued officers salaries, $92,760 of payroll taxes, $19,917 of other taxes payable and $137,966 of customer deposits. Long term liabilities include loans due to financial institutions of $25,701, convertible notes payable of $150,000, loans due Officers and Directors of $422,354. The Company's assets consisted primarily of cash of $23,746; $147,071 in accounts receivable; $130,121 in inventory; $14,621 in prepaid expenses; $323,314 owing from KMR; and $159,997 owing from an officer of the Company and $25,696 of other assets.

     Stockholders' deficiency increased from ($1,760,467) for fiscal year ended 1998 to ($2,496,560) for fiscal year ended 1999.

     The Company may have violated federal and state securities laws in connection with the sales of its shares of Common Stock to investors under a private placement offering that was not registered under the federal securities laws. The offering and sale of such shares of the Company's Common Stock pursuant to its Private Placement Memorandum dated January 27, 1999 and April 7, 1999, respectively, was conducted pursuant to an exemption from registration in accordance with Regulation D, Rule 504, under the Securities Act of 1933, as amended (the "1933 Securities Act"). Because the Company continued to sell its shares of Common Stock to investors after the date the Company effectively became a reporting company under the Securities Exchange Act of 1934, as amended (the "1934 Exchange Act"), such exemption from registration under Regulation D may not be available to reporting companies. As a result, the private placement may have violated federal securities laws. Moreover, certain state securities rules and regulations may not have been complied with to ensure availability of a private placement transactional exemption. Management estimates that the Company's potential rescission liability is in the amount of $202,939. As of the date of this Annual Report, no investors have requested the Company to repurchase their shares of Common Stock.

MATERIAL COMMITMENTS

     In connection with the research and development expenses and other overhead costs over the prior fiscal years, the Company, through its subsidiaries and other arrangements with its officers/shareholders, borrowed funds pursuant to various contractual arrangements representing the following material commitments.

     A significant and estimated commitment for the Company for fiscal year 2000 is the amounts due and owing under a promissory note with Bank of Smithtown. On November 30, 1998, the Company, its subsidiaries, IPS-NY and APP LLC, and Richard Goodhart entered into a settlement agreement with the Bank of Smithtown in connection with a default by IPS-NY under a promissory note dated April 13, 1995 in the amount of $100,000 and a second promissory note dated December 24, 1996 in the amount of $500,000. Pursuant to the terms of the settlement agreement, IPS-NY made two separate payments of $23,208 and $20,000 during November 1998 and a payment of $16,792 during March 1999. Additionally, IPS-NY executed a new promissory note in the amount of $60,620 bearing interest at 9% per annum and maturing in one year (representing the accrued and unpaid interest on the original note of $500,000). In lieu of canceling the original $500,000 note, the Company also executed a new promissory note in the amount of $500,000 bearing interest at prime plus 2% per annum. Pursuant to the terms of the new promissory note, the Company is required to make monthly payments of (i) $5,000 during the first year (December 1, 1998 through November 30, 1999), (ii) $10,000 during the second year (December 1, 1999 through November 30, 2000, and (iii)$15,000 during the third year (December 1, 2000 through November 30, 2001. At the end of the third year, the entire principal balance remaining together with any accrued interest shall be due and payable. Such notes associated with the settlement agreement are secured by the assets of the Company and the shares of Common Stock owned of record by Richard Goodhart, the Company's Chief Executive Officer. As of December 31, 1999, the principal balance on the newly issued $500,000 note, the newly issued $60,620 note and the original $100,000 note are $490,774, $43,828 and $42,742, respectively. As of December 31, 1999, the Company was not in compliance with its monthly payment schedule. However, as of this Annual Report, the Company has become current with all monthly payments.

     A significant and estimated commitment for the Company for fiscal year 2000 is the amounts due and owing to HSBC Bank USA (formerly Marine Midland Bank) pursuant to a one-year promissory note dated September 17, 1996 The terms of the promissory note require the Company to make payments of interest only at prime plus 2% per annum, with the principal amount of $470,715 due on demand. Such promissory note is approximately 90% guaranteed by the Small Business Administration. On April 12, 2000, the Company received approval from HSBC Bank for a long-term payout, subject to documentation.

     As of December 31, 1999, the Company owes approximately $92,760 for payroll taxes and related estimated penalties and interest. The Internal Revenue Service and the Employment Commission of the State of New York have filed liens against the Company, respectively. Such taxing authorities have the power to generally seize the assets of the Company to pay off such amounts due and owing. As of the date of this Annual Report, the Company has not entered into any formal contractual arrangements with either taxing authority for repayment of such taxes, penalties and interest. Management intends to continue making payments as funds are available until such arrangements are consummated.

     The Company has entered into employment agreements dated January 1, 1999 with three of its executive officers/directors, Mr. Richard Goodhart, Mr. Steven Wahrman and Mr. Jean Paul Daveau (collectively, the "Employment Agreements"). Pursuant to the terms and provisions of the Employment Agreements, commencing January 1, 1999, each officer/director will receive (i) an annual salary of $120,000 (of which the first six months of fiscal year 1999 have been deferred and accrued without interest); (ii) an annual cash bonus equal to one percent (1%) of the annual net profits for the preceding fiscal year; and (iii) stock options to purchase 500,000 shares of restricted Common Stock of the Company at $1.45 per share within five years from the effective date of the employment agreement. Other benefits provided for in each respective employment agreement are disability and health insurance coverage, automobile and expense allowances and travel and entertainment allowances. As of December 31, 1999, the Company has accrued approximately $360,000 in aggregate salary and paid $-0-.

     A significant and estimated commitment for the Company for fiscal year 2000 is the execution by the Company of a $250,000 convertible promissory note dated December 16, 1999. The terms of the note are interest is to be accrued at 15% per annum payable monthly in arrears or upon maturity. The principal is payable in full on December 31, 2001. The convertible promissory note contains a provision that beginning January 31, 2001, the note is payable on demand upon providing a ten day demand. The note is convertible at any time any time subsequent to September 30, 2000 into restricted shares of Common Stock at the rate of $1.45 per share. In addition, there is a prepayment penalty provision if the Company prepays the note in the first thirteen months. At December 31, 1999, the Company had received $150,000 related to the convertible promissory note and the remaining $100,000 received during January 2000. On February 27, 2000 and March 21, 2000, the Company executed an additional convertible promissory note with the same individual in the amount of $50,000 each, with the same terms as discussed above.

     Moreover, during March of 2000, the Company executed five additional convertible promissory notes aggregating $254,000. The terms of the notes are interest is to be accrued at 10% per annum payable monthly in arrears or upon maturity or any earlier conversion of the respective note. The convertible promissory notes each contain a provisions that at any time subsequent to September 30, 2000, the noteholder will have the right to convert the principal and accrued interest in whole or in part into shares of Common Stock at $1.45 per share.

MANAGEMENT'S PLAN OF OPERATION

     Historically, the Company's focus has been primarily on the research, design and development of its products. During fiscal year 1999, the Company began to emerge from the research and development phase into worldwide marketing and distribution of its developed products.

     Management intends to capture not less than approximately 1% of the North American market potential on commercial vehicles. The European Market has and will continue to provide substantial sales of the Company's products due to government mandates as well as wide acceptance of products containing smart card technology.

     The Company has been able to establish and maintain open lines of credit with Nexus Corporation, a division of Jaco Electronics, for the manufacture of its product line. Management believes that this will enable the Company to manufacture unlimited quantities of product through this source. As of the date of this Annual Report, approximately 600 units have been produced which equate to resale revenues of approximately $1,200,000 over the next twelve months. As of the date of this Annual Report, the Company has entered into contractual arrangements pertaining to installation, integration, distribution and maintenance of its product line valued at approximately $6,000,000.

     The Company has sold the non-exclusive distribution rights for its products to American Overseas Corporation ("AOC") for $5,000,000. This amended agreement provides for payment of (i) $1,000,000 within sixty days from the date that the Company's securities become publicly traded, (ii) an additional $1,000,000 to be paid within eight months from the date the Company's securities become publicly traded, and (iii) $3,000,000 to be paid on or before August 20, 2001. Furthermore, under the terms of the agreement, AOC will purchase the Company's products at distributor's cost.

     As of the date of this Annual Report, the Company has sold systems to Shell Oil, Chevron and NLNG for their respective oil field fleet operations. Additionally, the Company is currently fulfilling its contractual obligation with North Shore - Long Island Jewish Health Systems to install a sophisticated ambulance locator system integrating the Global Positioning Satellite system and CDPD communication technology (a form of wireless communication) for their fleet of ambulances. The Company has made significant strides in the development and implementation of this product and anticipates the system to be operational by the end of the second quarter of fiscal year 2000.

SOURCES OF FUNDING

     The Company received approximately $699,28 in gross proceeds from subscriptions for shares of Common Stock pursuant to the Private Placement Memorandums dated January 27, 1999 and April 7, 1999, respectively.


ITEM 7. FINANCIAL STATEMENTS

     The information required under Item 310(a) of Regulation S-B is included in this report as set forth in the "Index to Financial Statements".

     Index to Financial Statements

          Report of Independent Public Accountants
          Consolidated Balance Sheets at December 31, 1999
          Consolidated Statements of Operations for years ended December 31,
              1999 and 1998
          Consolidated Statements of Cash Flow for years ended December 31,
              1999 and 1998
          Consolidated Statements of Stockholders' Equity (Deficiency) for
              Years ended December 31, 1999 and 1998
          Notes to Consolidated Financial Statements

                 ACCIDENT PREVENTION PLUS, INC. AND SUBSIDIARIES

                        CONSOLIDATED FINANCIAL STATEMENTS

                 FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998

                 ACCIDENT PREVENTION PLUS, INC. AND SUBSIDIARIES
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS




                                                                         Page
                                                                        Number
                                                                        ------

Independent auditors' report                                              F-1

Consolidated Balance Sheets at December 31, 1999                          F-2

Consolidated Statements of Operations and Comprehensive Income
     for the years ended December 31, 1999 and 1998                       F-3

Consolidated Statement of Stockholders' Deficiency for the
    years ended December 31, 1999 and 1998                                F-4

Consolidated Statements of Cash Flows for the
    years ended December 31, 1999 and 1998                            F-5 to F-6

Notes to Consolidated Financial Statements                           F-7 to F-24

                          INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders of Accident Prevention Plus, Inc.

We have audited the accompanying consolidated balance sheet of Accident Prevention Plus, Inc. and Subsidiaries (the "Company") as of December 31, 1999, and the related consolidated statements of operations and comprehensive income, stockholders' deficiency and cash flows for the years ended December 31, 1999 and 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We did not audit the financial statements of Accident Prevention Plus (UK) Limited, a wholly owned subsidiary, whose statements reflect total assets of $53,815 as of December 31, 1999, with no revenues for the related years then ended. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Accident Prevention Plus (UK) Limited, is based solely on the report of the other auditors.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 1999, and the results of its operations and cash flows for the years ended December 31, 1999 and 1998 in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company, as of December 31, 1999 has a working capital deficiency of $2,226,395. In addition, for the years ended December 31, 1999 and 1998, the Company reported net losses amounting to $1,173,837 and $605,241, respectively. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.



Massella, Tomaro & Co., LLP
Jericho, New York
March 28, 2000

                 ACCIDENT PREVENTION PLUS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                              AT DECEMBER 31, 1999

                                     ASSETS
                                     ------
Current Assets:
     Cash                                                           $    23,746
     Accounts receivable, net                                           147,071
     Inventory                                                          130,121
     Prepaid expenses                                                    14,621
                                                                    -----------
          Total Current Assets                                          315,559
                                                                    -----------

Property and Equipment, Net                                              21,822
                                                                    -----------
Other Assets:
     Due from officer                                                   159,997
     Due from affiliate                                                 323,314
     Other                                                               25,696
                                                                    -----------
          Total Other Assets                                            509,007
                                                                    -----------

           Total Assets                                             $   846,388
                                                                    ===========

                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY
                    ----------------------------------------
Current Liabilities:
     Notes payable                                                  $ 1,022,358
     Accounts payable                                                   833,278
     Accrued expenses                                                   435,675
     Payroll taxes payable                                               92,760
     Other taxes payable                                                 19,917
     Customer deposits                                                  137,966
                                                                    -----------
          Total Current Liabilities                                   2,541,954
                                                                    -----------

Long Term Liabilities:
     Notes payable                                                       25,701
     Convertible note payable                                           150,000
     Loans payable - officers                                           384,854
     Notes payable - director                                            37,500
                                                                    -----------
          Total Long Term Liabilities                                   598,055
                                                                    -----------

Total Liabilities                                                     3,140,009
                                                                    -----------

Common Stock Subject to Rescission Offer, - $.001  par value,
     139,958 shares issued and outstanding (Note 9)                     202,939
                                                                    -----------

Commitments & Contingencies  (Note 10)

Stockholders' Deficiency:
     Common stock - $.001 par value,
     50,000,000 shares authorized,
     17,638,238 shares issued and outstanding, respectively              17,638
     Additional paid-in capital                                         660,055
     Accumulated - other comprehensive income (loss)                        665
     Accumulated deficit                                             (3,174,918)
                                                                    -----------
          Total Stockholders' Deficiency                             (2,496,560)
                                                                    -----------

               Total Liabilities and Stockholders' Deficiency       $   846,388
                                                                    ===========

           See accompanying notes to consolidated financial statements
                                      F - 2

                 ACCIDENT PREVENTION PLUS, INC. AND SUBSIDIARIES
         CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
                 FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998


                                                      1999             1998
                                                  ------------     ------------

Net Sales                                         $    701,526     $    237,688

Cost of Sales                                          214,061          147,008
                                                  ------------     ------------

Gross Profit                                           487,465           90,680
                                                  ------------     ------------

Expenses:
     Selling, general and administrative             1,155,616          565,301
     Research and development                          402,980           37,510
                                                  ------------     ------------
Total Expenses                                       1,558,596          602,811
                                                  ------------     ------------
Loss Before Other Income (Expenses)
     And Provision For Income Tax                   (1,071,131)        (512,131)
                                                  ------------     ------------

Other Income (Expenses)
     Interest income                                    35,454            5,610
     Gain on foreign currency transaction                2,659             --
     Interest expense                                 (140,819)         (98,720)
                                                  ------------     ------------

     Total Other Income (Expenses)                    (102,706)         (93,110)
                                                  ------------     ------------

Loss Before Provision for Income Taxes              (1,173,837)        (605,241)
                                                  ------------     ------------

Provision For Income Taxes                                --               --
                                                  ------------     ------------
Net Loss                                            (1,173,837)        (605,241)

Other Items Of Comprehensive Income                        665             --
                                                  ------------     ------------

Comprehensive Net Loss                            $ (1,173,172)    $   (605,241)
                                                  ============     ============

Basic Earnings Per Share:
     Net Loss                                     $       (.07)    $       (.04)
                                                  ============     ============


Weighted Average Number of Shares
     Outstanding                                    17,629,462        7,195,345
                                                  ============     ============











          See accompanying notes to consolidated financial statements.

                                           ACCIDENT PREVENTION PLUS, INC. AND SUBSIDIARIES
                                          CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIENCY
                                            FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998


                                                                                           Accumulated
                                        Common Stock          Additional      Member's        Other                        Total
                                   ------------------------    Paid-in         Capital    Comprehensive  Accumulated   Stockholders'
                                     Shares        Amount      Capital      (Deficiency)  Income (Loss)    Deficit       Deficiency
                                   ----------   -----------   ----------    -----------   ------------   -----------    -----------

Balances at December 31, 1997            --     $      --     $      --     $  (843,413)   $      --     $      --      $  (843,413)

Recapitalization of the LLC        14,205,970        14,206          --         843,413           --        (857,619)          --

Purchase of subsidiary              2,975,000         2,975          --            --             --        (538,221)      (535,246)

90,000 shares of common stock
contributed by officers' for
services rendered to the Company         --            --         130,500          --             --            --          130,500

Issuance of common stock in
    connection with
   settlements of debt               115,000           115        92,818          --             --            --            92,933

Net loss for the year ended
 December 31, 1998                       --            --            --            --             --        (605,241)      (605,241)
                                  -----------   -----------   -----------   -----------    -----------   -----------    -----------

Balances at December 31, 1998      17,295,970        17,296       223,318          --             --      (2,001,081)    (1,760,467)

Issuance of common stock in
     connection with private
     placement memorandums,
     net of offering costs            342,268           342       436,737          --             --            --          437,079

Foreign currency
     translation adjustment              --            --            --            --              665          --              665

Net loss for the year ended
   December 31, 1999                     --            --            --            --             --      (1,173,837)    (1,173,837)
                                  -----------   -----------   -----------    -----------   -----------    -----------    -----------

Balances at
 December 31, 1999                 17,638,238   $    17,638   $   660,055   $      --      $       665   $(3,174,918)   $(2,496,560)
                                  ===========   ===========   ===========    ===========   ===========    ===========    ===========

                                  See accompanying notes to consolidated financial statements.




                     ACCIDENT PREVENTION PLUS, INC. AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                     FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998


                                                                      1999                     1998
                                                                   -----------              -----------

Operating activities
     Net loss                                                      $(1,173,837)             $  (605,241)
     Adjustments to reconcile net loss to net
             Cash used for operating activities:
             Depreciation and amortization                               6,837                    5,265
             Foreign currency translation                                  665
             Common stock for services                                    --                    130,500
     Decrease (increase) in:
             Inventory                                                (115,169)                 (14,952)
             Accounts receivable                                      (115,335)                 (30,365)
             Prepaid expenses                                           68,379                   (8,250)
             Other assets                                              (23,750)                    (446)
     (Decrease) increase in:
              Cash overdraft                                           (19,813)                  19,813
              Accounts payable and accrued expenses                    645,210                  203,031
              Payroll taxes payable                                     10,941                    3,346
              Other taxes payable                                       19,917                     --
              Customer deposits                                        137,966                  (13,810)
                                                                   -----------              -----------
     Net cash used for operating activities                           (557,989)                (311,109)
                                                                   -----------              -----------

Investing activities
      Purchase of property and equipment                               (12,238)                  (2,782)
                                                                   -----------              -----------
      Net cash used for investing activities                           (12,238)                  (2,782)
                                                                   -----------              -----------

Financing activities
     Proceeds from notes payable                                          --                     61,238
     Repayments of notes payable                                       (42,824)                    --
     Repayments of capital lease contributions                          (2,896)                  (1,698)
     Proceeds from convertible note payable                            150,000                     --
     Proceeds from common stock subject to rescission                  202,939                     --
     Proceeds from sale of common stock                                437,079                     --
     Proceeds from officers loans payable                               50,178                  126,454
     Repayment of officers loans payable                               (64,455)                    --
     Proceeds from directors note payable                                 --                      4,000
     (Advances to) proceeds from affiliate                             (52,174)                  32,904
     Advances to officer                                               (84,066)                 (75,931)
     Proceeds from IPS-NY prior to acquisition                            --                    162,542
                                                                   -----------              -----------

     Net cash provided by financing activities                         593,781                  309,509
                                                                   -----------              -----------

Net increase (decrease) in cash                                         23,554                   (4,382)

Cash and cash equivalents at beginning of year                             192                    4,574
                                                                   -----------              -----------

Cash and cash equivalents at end of year                           $    23,746              $       192
                                                                   ===========              ===========


          See accompanying notes to consolidated financial statements.

                                      F - 5

                 ACCIDENT PREVENTION PLUS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998


                                                           1999         1998
                                                        ----------   ---------

Supplemental disclosure of non-cash flow information:
     Cash paid during the year for:
             Interest                                   $   81,584   $ 128,580
                                                        ==========   =========
             Income taxes                               $     --     $    --
                                                        ==========   =========
Schedule of non-cash operating activities:
     Issuance of 115,000 shares of common
     stock in connection with settlement of debt        $     --     $ (92,933)
                                                        ==========   =========

Schedule of non-cash investing activities:
     Issuance of 115,000 shares of common
     stock in connection with settlement of debt        $     --     $  92,933
                                                        ==========   =========

     90,000 shares of common stock contributed
     by officers' for services rendered                 $     --     $ 130,500
                                                        ==========   =========

     In connection with acquisition
     of  IPS - NY 2,975,000 shares of
     common stock issued                                $     --     $(535,246)
                                                        ==========   =========










          See accompanying notes to consolidated financial statements.

                 ACCIDENT PREVENTION PLUS, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998



NOTE 1 -- ORGANIZATION

     THE COMPANY
     -----------

     Accident Prevention Plus, Inc. (the "Company") was incorporated in the State of Nevada on October 28, 1998 to become the holding company of Accident Prevention Plus, LLC a Limited Liability Company, (the "LLC") and International Purchasing Services, NY, Inc. ("IPS-NY").

     INC-NY/LLC
     ----------

     Accident Prevention Plus, Inc. ("Inc-NY") was incorporated during 1993 in the State of New York as a standard corporation. During February 1996, Inc-NY was reorganized and converted to a Limited Liability Company. The LLC is treated as a partnership for financial and income tax purposes. The entities are engaged in the design, marketing and distribution of onboard computer recording and fuel monitoring systems for commercial and fleet vehicles.

     IPS-NY
     ------

     IPS-NY was incorporated in the State of New York on March 3, 1993 to provide various support services to the LLC including but not limited to shipping, receiving and warehousing. IPS-NY was also responsible for purchases of product components, providing financing, and other general overhead support for the LLC and for its own business purposes. The sole shareholder of IPS-NY was also the majority partner of the LLC.

     REORGANIZATION
     --------------

     During October 1998, pursuant to an Agreement and Plan of Reorganization (the "Reorganization Agreement") the Company issued 14,205,970 shares of its common stock to the partners of the LLC for 100% of the LLC. The Company accounted for the transaction with the LLC as a corporate reorganization and accordingly, no goodwill was recorded. In connection with the reorganization, the founding partners in the LLC were elected as the officers of the Company. Accordingly, after such reorganization, the LLC became a wholly owned subsidiary of the Company.


     ACQUISITION OF IPS-NY
     ---------------------

     Simultaneously with the reorganization during October 1998, the Company acquired from IPS-NY's sole shareholder, 100% of the issued and outstanding common stock of IPS-NY by issuing 2,975,000 shares of its common stock. The acquisition was accounted for by the purchase method of accounting.

                 ACCIDENT PREVENTION PLUS, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998



NOTE 1 -- ORGANIZATION (cont'd)

     KMR TELECOM, LTD.
     -----------------

     Simultaneously with the reorganization during October 1998, the Company also intended to acquire all of the issued and outstanding common stock of KMR Telecom, Ltd ("KMR"), a corporation organized under the laws of India for 800,000 shares of its common stock. During June of 1999, it was discovered that the laws of India prohibit a foreign entity from holding more than a 49% equity interest in a company organized under the laws of India. Accordingly, the Company and the shareholders of KMR entered into a rescission agreement canceling the transaction. The financial statements do not reflect the intended acquisition. In accordance with the rescission agreement, the rescission was effectuated retroactively to October 1998.

     APP U.K. Ltd.
     -------------

     On September 13, 1999, Accident Prevention Plus (UK) Limited ("APP UK") was formed as a private limited company under the laws of England and Wales to provide sales, marketing and technical support for the Company in Europe. APP UK is a wholly owned subsidiary of the Company. On December 17, 1999, Accident Prevention Plus, France SARL ("APP France") was formed as a private Company under the laws of France. APP France is a wholly owned subsidiary of APP UK.

NOTE 2 -- GOING CONCERN

     The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. For the years ended December 31, 1999 and 1998, the Company generated net losses of $1,173,837 and $605,241, respectively. Additionally, as of December 31, 1999, the Company has a working capital deficiency amounting to $2,226,395.

     As of December 31, 1999, the Company owes approximately $93,000 of payroll taxes and related penalties and interest. Certain taxing authorities have filed liens against the Company as a result of the unpaid payroll taxes. Should the taxing authorities take further actions, the results could be detrimental to the Company's ability to operate. In addition, the Company has not complied with the payment schedules of their bank debt. Should the banks take action against the Company the results could adversely affect the Company.

     The Company is aggressively attempting to obtain additional contracts in order to mitigate future losses. The Company is in the process of complying with the Securities and Exchange Commission's (SEC) rules regarding fulfillment of eligibility Rule 15c2-11, adopted under the Securities Act of 1934, as amended, in order for broker dealers to publish quotations in the Company's securities. Management is optimistic that this will enable the Company to raise additional capital. However, there can be no assurance that it will be able to obtain additional contracts, pay its payroll taxes or to comply with SEC eligibility requirements for publishing of quotations in the Company's securities.

     These facts raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should the Company be unable to continue in operation.

                 ACCIDENT PREVENTION PLUS, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998


NOTE 3 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     a) Principles of consolidation
        ---------------------------

     The accompanying consolidated balance sheet at December 31, 1999 include's the accounts of the Company and its wholly owned subsidiaries, LLC, IPS-NY and APP UK (the "Companies") after elimination of all significant intercompany transactions and accounts. The statements of operations and cash flows for the year ended December 31 1998 include the balances of the Company and the LLC for the entire year and from October 28, 1998, (the acquisition date) to December 31, 1998 for IPS-NY since purchase accounting requires the elimination of all operating transactions of the acquired subsidiary prior to the date of the acquisition. If the operating transactions of IPS-NY from January 1, 1998 to October 27, 1998 were included in the December 31, 1998 consolidated statement of operations, the effect of major components would be as follows:

                                                            Proforma
                                                            --------

                   Net Sales                                $ 443,088
                   Cost of Sales                              202,950
                                                           ----------
                   Gross Profit                               240,138
                   Expenses                                   801,424
                                                           ----------
                   Net Loss                                 $(561,286)
                                                            ==========


     b) Cash and cash equivalents
        -------------------------

     The Company considers highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents.

     c) Accounts Receivable
        -------------------

     The Company utilizes the allowance method for recognizing the collectibility of its accounts receivables. The allowance method recognizes bad debt expense based on a review of the individual accounts outstanding based on the surrounding facts. As of December 31, 1999, no allowance was deemed necessary by management.

     d) Inventory
        ---------

     Inventory amounting to $130,121 at December 31, 1999, consists of components and finished goods and are valued at the lower of cost (using the specific identification method) or market. All inventory is pledged as collateral pursuant to the notes payable as discussed in Note 6.

                 ACCIDENT PREVENTION PLUS, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998



NOTE 3 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont'd)

     e ) Income taxes
         ------------

     The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards ("SFAS") No. 109 "Accounting for Income Taxes" which requires the use of the "liability method" of accounting for income taxes. Accordingly, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities, using enacted tax rates in effect for the year in which the differences are expected to reverse. Current income taxes are based on the respective periods' taxable income for federal and state income tax reporting purposes.

     f) Earnings per share
        ------------------

     During 1997, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings Per Share." SFAS No. 128 replaced the previously required reporting of primary and fully diluted earnings per share with basic and diluted earnings per share, respectively. Unlike the previously reported primary earnings per share, basic earnings per share excludes the dilutive effects of stock options. Diluted earnings per share are similar to the previously reported fully diluted earnings per share. Earnings per share amounts for all periods presented have been calculated in accordance with the requirements of SFAS No. 128.

     g) Use of estimates
        ----------------

     In preparing the consolidated financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions which affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period. Actual results could differ from those estimates.

     h) Fair value disclosure at December 31, 1999
        ------------------------------------------

     The carrying value of cash, accounts receivable, accounts payable and accrued expenses are a reasonable estimate of their fair value because of the short-term maturity of these investments. The carrying value of long-term debt closely approximates its fair value based on the instruments' interest rate terms maturity date, and collateral, if any in comparison to the Company's incremental borrowing rates of similar financial instruments.

     i) Organizational costs
        --------------------

     Organizational costs consist of legal costs incurred in the establishment of the Company. Organizational costs are being amortized on a straight-line basis over a five year estimated useful life.

                 ACCIDENT PREVENTION PLUS, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998



NOTE 3 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont'd)

     j) Effect of New Accounting Standards
        ----------------------------------

     The Company does not believe that any recently issued accounting standards, not yet adopted by the Company, will have a material impact on its financial position and results of operations when adopted.

     k) Property and Equipment
        ----------------------

     Property and equipment are recorded at cost less accumulated depreciation which is provided on the straight line basis over the estimated useful lives of the assets which range between five and seven years. Expenditures for maintenance and repairs are expensed as incurred.

     l) Deferred Offering Costs
        -----------------------

     Deferred offering costs consist of $10,000 in professional fees at December 31, 1998 in connection with the Company's private placement memorandum affected during 1999, which were included in prepaid expenses. Accordingly, all such costs were charged to additional paid-in capital during the year ended December 31, 1999.

     m) Research and Development Costs
        ------------------------------

     Research and development costs are expensed as incurred. Such costs amounted to $402,980 and $37,510 for the years ended December 31, 1999 and 1998, respectively.

     n) Foreign Currency Translation
        ----------------------------

     The accounts of the Company's foreign operations are translated into U.S. dollars using the current rate method. Assets and liabilities are translated at the year-end exchange rate and revenues and expenses are translated at average exchange rates. Gains and losses arising from the translation of financial statements of foreign operations are deferred in the "Foreign currency translation adjustment" account included as a separate component of shareholders' equity. The functional currency of all the Company's subsidiaries is the United State dollar with the exception of APP U.K. and APP France whose functional currency's are the British pound sterling and the French franc.

     Monetary assets and liabilities denominated in foreign currencies are translated into U.S. dollars at the year-end rate of exchange. Non-monetary assets and liabilities denominated in foreign currencies are translated at historic rates and revenue and expenses are translated at average rates prevailing during the month of the transaction. Exchange gains or losses arising from the translation of long-term monetary assets and liabilities are deferred and amortized on a straight-line basis over the remaining life of the asset or liability. All other exchange gains or losses are reflected in the consolidated statements of operations. At December 31, 1999 and 1998, there were no foreign exchange gains or losses associated with long-term monetary assets and liabilities.

                 ACCIDENT PREVENTION PLUS, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998



NOTE 3 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont'd)

     o) Segment Information
        -------------------

     The Company has adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 supercedes SFAS 14, Financial Reporting for Segments of a Business Enterprise, replacing the "industry segment" approach with the "management" approach. The management approach designated the internal organization that is used by management for making operating decisions and assessing performance as the source of the Company's reportable segments. SFAS No.131 also requires disclosures about products and services, geographic areas, and major customers. The adoption of SFAS No. 131 did not significantly affect the disclosures of segment information previously reported.

     p) Comprehensive Income
        --------------------

     The Company adopted SFAS No. 130, "Accounting for Comprehensive Income," during the fiscal year ended 1998. This statement establishes standards for reporting and disclosing comprehensive income and its components (including revenues, expenses, gains and losses) in a full set of general-purpose financial statements. The Company had comprehensive income of $665 and $nil in the years ended December 31, 1999 and 1998.

NOTE 4 -- PROPERTY AND EQUIPMENT

     Property and equipment are as follows at:

                                                          December 31, 1999
                                                          -----------------

               Furniture & fixtures                          $      1,220
               Computer equipment                                  56,468
                                                              -----------
                                                             $     57,688
               Less: accumulated depreciation                      35,866
                                                             ------------
                                                             $     21,822
                                                             ============

     Depreciation expense for the years ended December 31, 1999 and 1998 amounted to $6,837 and $5,265, respectively.

NOTE 5 -- DUE FROM AFFILIATE

     Due from affiliate consists of a loan receivable from KMR Telecom, Ltd. ("KMR") a corporation organized under the laws of India, which is affiliated with the Company through common stock ownership with the chief executive officer of the Company. The loan is held by IPS - NY and bears interest at 12% per annum. The Company's Chief Executive Officer has pledged to the Company his 49% interest in KMR as collateral for the loan. At December 31, 1999 the loan due from KMR amounted to $323,314. Interest income recorded by the Company in connection with the loan amounted to $35,454 and $5,610, respectively for the years ended December 31, 1999 and 1998.

                 ACCIDENT PREVENTION PLUS, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998



NOTE 6 -- NOTES PAYABLE

     a) Bank of Smithtown
        -----------------

     On November 30, 1998, the Company, IPS-NY, LLC and the Company's Chief Executive Officer entered into a settlement agreement with the Bank of Smithtown ("Smithtown") in connection with a default by IPS-NY under a U.S. Small Business Administration ("SBA") promissory note dated April 13, 1995 in the sum of $100,000 and a second promissory note dated December 24, 1996 in the sum of $500,000. In accordance with the settlement, IPS-NY made the following payments as scheduled: $23,208 and $20,000 both in November 1998 and $16,792 in March 1999.

     Additionally, IPS-NY executed a new note in the amount of $60,620 bearing interest at 9% per annum and maturing in one year. Such note represented the accrued and unpaid interest on the original IPS-NY note of $500,000 dated December 24, 1996. Lastly, in lieu of canceling the original IPS-NY $500,000 note dated December 24, 1996, the Company executed a new note in the amount of $500,000, bearing interest at prime plus 2% per annum. The new note was to be paid at the rate of $5,000 per month during the first year, $10,000 per month during the second year and $15,000 per month during the third year. At the end of the third year, the entire principal balance remaining, together with any accrued interest, shall be due and payable. As of December 31, 1999 the principal balances on the newly issued $500,000 note, the newly issued $60,620 note and the original $100,000 SBA note are $490,774, $43,828 and $42,742, respectively.

     All notes associated with the above settlement agreement are secured by the Company's common stock owned by its Chief Executive Officer and all assets of the Company.

     As of December 31, 1999, the Company was not in compliance with the payment schedule as agreed to above for the $500,000 note and $60,620 note. To date, Smithtown has not taken any action against the Company, but should they decide to proceed with an action the impact could have a material effect upon the Company. Due to the non-compliance, these notes with Smithtown have been classified as current liabilities at December 31, 1999.

     b) HSBC Bank USA (formerly Marine Midland Bank)
        --------------------------------------------

     On September 17, 1996, the LLC borrowed $500,000 by executing a promissory note with HSBC Bank USA (formerly Marine Midland Bank) ("HSBC") with the note being partially guaranteed by the SBA. Such note was for a term of one year. The current terms of the note are payments of interest only at prime plus 2% per annum and due on demand. The Company is currently in the process of negotiating a long-term payout for this note with HSBC. As of December 31, 1999 the balance due is $470,715 and is classified as current.

                 ACCIDENT PREVENTION PLUS, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998



NOTE 6 -- NOTES PAYABLE (cont'd)

     Annual aggregate maturities of notes payable are as follows as of December 31, 1999:

                           Year ended December 31:
                           2000                             $    17,041
                           2001                                  19,012
                           2002                                   6,689
                                                            -----------
                                                            $    42,742
                                                            ===========

NOTE 7 -- ACCRUED EXPENSES

     Accrued expenses consist of the following at December 31, 1999:

                           Payroll                          $     9,953
                           Professional fees                     24,348
                           Officers salaries                    360,000
                           Interest                              40,776
                           Other                                    598
                                                            -----------
                                                            $   435,675
                                                            ===========

NOTE 8 -- CONVERTIBLE NOTE PAYABLE

     On December 16, 1999, the Company executed a $250,000 convertible promissory note with an individual, bearing interest at 15% per annum with principal payable in full on December 31, 2001. The promissory note contains a provision stating that beginning January 2, 2001 that upon a 10 day notice the note is due on demand. On September 30, 2000 the note is convertible into common stock at the rate of $1.45 per share. There also is a prepayment penalty provision if the Company prepays the note in the first thirteen months. At December 31, 1999, the Company had received $150,000 related to the note with the remaining $100,000 received in January 2000. On February 27, 2000 and March 21, 2000, the Company executed additional convertible promissory notes, with this individual, totaling $100,000. See
     Note 15 for the terms of these notes.

NOTE 9 -- COMMON STOCK SUBJECT TO RESCISSION OFFER

     Common stock sold subsequent to August 3, 1999 pursuant to the Company's limited offering memorandums of January and April 1999, as discussed in note 11 (e), may be in violation of the requirements of the Securities Act of 1933. In addition, certain state securities rules and regulations may not have been complied with to ensure availability of a private placement transaction exemption. As such, the proceeds of $202,939 from the issuance of 139,958 shares of common stock through December 31, 1999 have been classified outside of equity in the balance sheet and classified as common stock subject to rescission. As of December 31, 1999, no investors have requested the Company to repurchase their shares.

                 ACCIDENT PREVENTION PLUS, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998



NOTE 10 -- COMMITMENTS AND CONTINGENCIES

     a) Payroll taxes
        -------------

     As of December 31, 1999, the Company owes approximately $93,000, of payroll taxes and related estimated penalties and interest. Federal and state tax liens have been filed against the Company in connection with unpaid payroll taxes. Although the Company has not entered into any formal repayment agreements with the respective tax authorities, it has been attempting to make payments as funds become available.

     b) Advances from grant
        -------------------

     In 1996, Inc-NY entered into a grantee award agreement with the University of South Florida ("USF") for the project entitled Fuel Intake Monitoring System ("FIMS"). USF received a grant ($428,793) for the project and forwarded the proceeds directly to a sub-contractor chosen by Inc - NY and USF. Inc.-NY's role was to direct the project, fund the research and development and to bring the product technology to a saleable commercial product. Pursuant to the agreement, USF was to receive structured repayments based on revenues generated from the product sales. Since there are no revenues within two years after the completion of the USF funding, all rights to the product technology have in accordance with the contract reverted to USF. The Company intends to pursue negotiations with USF regarding its respective percentage ownership interest in the rights to the technology relating to the FIMS in view of the fact that the Company expended its own funds for payment of research and development expenses prior to and after such funding. There is no guarantee that the Company will be successful in such negotiations and may potentially loose all rights to the technology relating to the FIMS.

     c) 401K Employee Benefit Plan
        --------------------------

     During 1994, IPS-NY established a non-contributory 401K-employee benefit plan on behalf of its employees. As of December 31, 1999, IPS-NY has failed to remit approximately $5,000 to such plan, and accordingly, such amount has been included in accounts payable.

     d) Lack of insurance
        -----------------

     The Companies ceased maintaining any product liability, officer's life insurance or any other form of general insurance in October 1997. In December 1999, the Companies obtained general and product liability insurance. Although the Companies are not aware of any claims resulting from lack of insurance, there is no assurance that none exists.

     e) Significant customers and vendors.
        ---------------------------------

     For the years ended December 31, 1999 and 1998, the Company had three and three unrelated customers, respectively, which accounted for approximately 42%, 36%, and 17%, and 56%, 17%, and 16%, respectively, of total revenues. As of December 31, 1999, the Company had two unrelated customers who accounted for approximately 80% and 20% of accounts receivables.

                 ACCIDENT PREVENTION PLUS, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998



 NOTE 10 -- COMMITMENTS AND CONTINGENCIES (cont'd)

     f) Lease Commitments
        -----------------

     i) Office Space
        ------------

     Prior to April 1998, IPS-NY, had office space which was rented on a month-to-month basis. In April 1998, IPS-NY entered into a reciprocal agreement with Jaco Electronics, Inc. ("Jaco"). The agreement stipulates that Jaco will provide, for eighteen months, office space valued at $1,500 per month and warehousing and shipping support valued at $5,000 per month. In lieu of such support, IPS-NY agreed to transfer its then existing backlog sales orders to Jaco, which amounted to approximately $300,000. The warehousing and shipping services provided by Jaco have been accounted for as services provided to the LLC. For the year ended December 31, 1999 and 1998, the Company has recorded $47,500 and $42,500 of warehousing and shipping cost related to this agreement. For the year ended December 31, 1999 and 1998, the Company has recorded rent expense of $21,970 and $19,879, respectively.

     The Company entered in to a sublease agreement for office space effective January 10, 2000. The sublease agreement is for two years, with two (one year) options to renew. The office lease requires monthly payments of $5,200 which includes maintenance and use of a phone system and furniture. The Company has the right upon 60 days notice to increase the square footage of office space used at a rate of $7,500 per month.

     ii) Vehicles
         --------

     The Company leases four vehicles under non-cancelable operating leases. Total leasing expense was approximately $18,607 and $18,561 for the years ended December 31, 1999 and 1998, respectively. The Company's approximate future minimum lease payments under these non-cancelable operating leases in effect on December 31, 1999 are as follows:

                      2000                             $       18,059
                      2001                                     14,621
                      2002                                      4,874
                                                       --------------
                                                       $       37,554
                                                       ==============

     g) Independent Contractors' Installation and Service Agreements
        ------------------------------------------------------------

     From April 1997 through June 1997, the LLC entered into four separate installation and service agreements (the "Agreements") with four foreign corporations whereby such corporations received a 4.9% partnership interest in the LLC for $2,500. Pursuant to the agreements, the corporations are responsible for establishing distribution and sales channels along with the necessary infrastructure required for the successful marketing of the LLC's products. Lastly, the corporations are also responsible for installation and maintenance of the LLC's products. Pursuant to the agreements, the corporations will be compensated based on a fixed hourly rate for any installation and/or maintenance service.

                 ACCIDENT PREVENTION PLUS, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998



NOTE 10 -- COMMITMENTS AND CONTINGENCIES (cont'd)

     g) Independent Contractors' Installation and Service Agreements(cont'd)
        --------------------------------------------------------------------

     From inception through December 31, 1999, no services have been performed by the above four foreign entities. In connection with the LLC's reorganization during October 1998, the four foreign corporations exchanged each of their respective 4.9% interests in the LLC for a total of 3,180,000 shares of the Company.

     h) Bristol Consulting Ltd.
        -----------------------

     On July 30, 1998, the LLC entered into a consulting agreement with Bristol Consulting Ltd. ("Bristol") for the assistance and advise of commercial application in Europe, the Middle East and the Far East as to corporate structure, capital acquisitions, contract applications, and mergers and acquisitions. The consulting agreement is for a period of five years requiring monthly payments of $5,000 for the first three months and $10,000 a month for the remaining term of the consulting agreement. In addition, Bristol received 837,414 shares of common stock of the Company upon the reorganization of the LLC in October 1998 for its 5% partnership interest in the LLC. For the years ended December 31, 1999 and 1998, the LLC paid a total of $62,500 and $14,600, respectively, to Bristol. As of December 31, 1999, the LLC has accrued a total of $77,900 of payments due to Bristol.

     i) Royce Anderson and Monroe, Inc.
        -------------------------------

     On July 30, 1998, the LLC entered into a consulting agreement with Royce Anderson & Monroe, Inc. ("Royce Anderson") for the assistance and advise of commercial application in the United States and the rest of the Western Hemisphere as to corporate structure, capital acquisitions, contract applications, and mergers and acquisitions. The consulting agreement is for a period of five years. In connection with such consulting agreement, Royce Anderson received 2,006,276 shares of common stock of the Company upon the reorganization of the LLC in October 1998 for its 10% partnership interest in the LLC.


     j) Software Hardware Specialists, Inc.
        -----------------------------------

     On December 17, 1998, the Company entered into a three year joint venture agreement with Software Hardware Specialists, Inc. ("SHS") which became effective on January 4, 1999. SHS, a current shareholder will jointly provide the engineering and manufacturing management along with engineering design of the Company's products. The Company will pay SHS for a period of three years at established hourly rates. For the year ended December 31, 1999, the Company paid to SHS $182,969 for research and development.

                 ACCIDENT PREVENTION PLUS, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998



NOTE 10 -- COMMITMENTS AND CONTINGENCIES (cont'd)

     k) ATA Foundation, Inc.
        --------------------

     During August 1999, the Company entered into a consulting agreement with ATA Foundation, Inc., ("ATA") a non profit corporation, whereby the Company is to provide electronic recording and data collection interface in a project to pilot test fatigue management technologies. The period of performance shall be from August 1, 1999 through December 31, 2001. The agreement fee of $217,875 will be earned on a cost reimbursement basis with the Company providing monthly invoices upon completion of services as prescribed in the agreement. As of December 31, 1999, the Company billed a total of $118,000 in connection with such agreement.

     l) Carnegie Mellon Research Institutes
        -----------------------------------

     On November 19, 1998, the LLC entered into a non-disclosure agreement with Carnegie Mellon Research Institute and Carnegie Mellon Driver Training and Safety Institute ("Carnegie") in connection with a letter of intent dated January 6, 1998. The letter of intent stipulated Carnegie's cooperation in working with the LLC for the development of new products and research and development of new prototypes. The non-disclosure agreement established the terms governing the use and protection of certain confidential information by both Carnegie and the LLC.

     As of December 31, 1999, the LLC and Carnegie have not entered into a formal contract regarding such joint venture. However, the LLC has made payments to Carnegie totaling $25,000 for the year ended December 31, 1999 for research and development.

     m) American Overseas Corporation
        -----------------------------

     The LLC and American Overseas Corporation, ("AOC"), an investment company formed under the laws of British Virgin Islands, entered into a distributor agreement dated August 20, 1998 pursuant to which AOC agreed to (i) assist in the establishment of marketing and distributing services for certain of the Company's products worldwide, and (ii) pay the LLC $5 million within thirty-six (36) month's for the non-exclusive unlimited rights to purchase products at a price of 5% above cost and to sell those products worldwide. In accordance with the agreement on August 20, 1999, AOC was to remit $2 million to the Company.

     During July 1999, the LLC and AOC agreed to amend the contract whereby the $5 million is to be paid as follows: i) $1 million within 60 days from the date that the Company becomes publicly traded, ii) an additional $1 million is to be paid within eight (8) months of the beginning trade date and iii) the balance of $3 million to be paid on or before thirty-six (36) months from the date of the contract. Lastly, AOC will purchase the Company's product at distributor's cost.

                 ACCIDENT PREVENTION PLUS, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998



NOTE 11 -- STOCKHOLDERS' DEFICIENCY

     a) Reorganization
        --------------

     During October 1998, pursuant to an Agreement and Plan of Reorganization (the "Reorganization Agreement") the Company issued 14,205,970 shares of its common stock to the partners of the LLC for 100% of the LLC. The transaction with the LLC was accounted for by the Company as a corporate reorganization. In connection with the reorganization, the founding partners in the LLC were elected as the officers of the Company. Accordingly, after such reorganization, the LLC became a wholly owned subsidiary of the Company. Simultaneously with the reorganization, during October 1998, the Company acquired from IPS-NY's sole shareholder, 100% of the issued and outstanding common stock of IPS-NY by issuing 2,975,000 shares of its common stock.

     b) Issuance of Common Stock for Settlement of Debt
        -----------------------------------------------

     During November 1998, the Company issued 115,000 shares of common stock to certain professionals and vendors as consideration for forgiveness of accrued expenses associated with accounting and tax services, software consulting and design services. The shares issued have been valued at the balance of the accrued expenses amounting to $92,933.

     c) Officers' Contribution
        ----------------------

     During November 1998, the officers of the Company transferred 90,000 shares of common stock, which they held personally, to consultants, professionals and employees of the Company in consideration for services. Accordingly, in connection with the issuance of such shares, the Company recorded general and administrative expenses and additional paid-in capital of $130,500 related to such issuances.

     d) Non-qualified Stock Option Plan
        -------------------------------

     Effective January 1, 1999, the Company established a non-qualified stock option plan ("Stock Option Plan") pursuant to which 6,000,000 shares of common stock are reserved for issuance upon the exercise of options. The option plan is designed to serve as an incentive for retaining qualified and competent key employees, officers and director of the Company. The price for each share of common stock purchasable according to the Stock Option Plan is a $1.45 per share. For the year ended December 31, 1999 no options were granted.

                 ACCIDENT PREVENTION PLUS, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998



NOTE 11 -- STOCKHOLDERS' DEFICIENCY (cont'd)

     e) Limited Offering Memorandums
        -----------------------------

          During January and April 1999, the Company commenced two Limited Offering Memorandums (the "Offerings") pursuant to Rule 504 of Regulation D promulgated under the Securities Act of 1933. The Company's first offering was for 500,000 shares of its common stock at $1.45 per share before a 10% selling commission. Such offering was terminated during April 1999 with the Company selling approximately 340,000 shares. The second offering in April 1999 was for 408,475 shares of its common stock at $1.45 per share before a 10% selling commission. As of December 31, 1999, the Company has sold an aggregate of 482,226 shares for the two offerings, yielding net proceeds of $640,018 after offering costs.

          Common stock sold subsequent to August 3, 1999 pursuant to the Company's limited offering memorandums, may be in violation of the requirements of the Securities Act of 1933. In addition, certain state securities rules and regulations may not have been complied with to ensure availability of a private placement transaction exemption. As such, the proceeds of $202,939 from the issuance of 139,958 shares of common stock through December 31, 1999 have been classified outside of the equity section in the balance sheet and classified as common stock subject to rescission. As of December 31, 1999, no investors have requested that the Company repurchase their shares.

NOTE 12 -- PROVISION FOR INCOME TAXES

     Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due plus deferred taxes related to differences between the financial statement and tax bases of assets and liabilities for financial statement and income tax reporting purposes. Deferred tax assets and liabilities represent the future tax return consequences of these temporary differences, which will either be taxable or deductible in the year when the assets or liabilities are recovered or settled. Accordingly, measurement of the deferred tax assets and liabilities attributable to the book-tax basis differentials are computed at a rate of 34% federal, 9% state and 20% for APP-UK pursuant to SFAS No. 109.

     The only material tax effect of significant items comprising the Companies' current deferred tax assets as of December 31, 1999 is the Companies' net operating carryforward losses "NOL's" which amounted to approximately $1,202,000, $575,000 and $57,000, respectively, for the Company, IPS-NY and APP-UK. The deferred tax asset associated with the Companies' NOL's amounted to approximately $602,000 as of December 31, 1999.

     A portion of IPS-NY's net operating loss carry forwards are subject to provisions of the Internal Revenue Code, Section 382, which limits the use of net operating loss carry forwards when changes in ownership of more than 50 percent occur during a three year testing period.

     In accordance with SFAS 109, the Company has recorded a 100% valuation allowance for such deferred tax asset since management could not determine that it was "more likely than not" that the deferred tax asset would be realized in the future. The Company's NOL's amounting to approximately $1,834,000 will expire in the years 2008 through 2014 if not utilized prior.

                 ACCIDENT PREVENTION PLUS, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998



NOTE 12 -- PROVISION FOR INCOME TAXES (cont'd)

     The Company and its subsidiaries file separate tax returns for federal and state tax purposes for the tax year ended December 31, 1998. As such, income tax is based on the separate taxable income or loss of each entity. For the year ended December 31, 1999, the Company has begun filing consolidated federal tax returns.

NOTE 13 -- RELATED PARTY TRANSACTIONS

     a) Loans Payable - Officers
        ------------------------

     As of December 31, 1999, loans payable-officers amounting to $384,854, represent loans made by the President, Chief Executive Officer and Chief Financial Officer of the Company and are comprised of the following:

          i) The loans of the President of the Company as of December 31, 1999 amounted to $377,930 as follows:

               A $50,000 promissory note with interest accruing at 8% per annum, which is due on demand (See note 13d(i)).

               A $240,000 loan, which the officer has secured personally through a financial institution. The Company has guaranteed to reimburse the officer for all interest and the direct cost of such loan. This loan bears interest at 9.25% per annum.

               The remainder is comprised of advances to the Company and unreimbursed expenses amounting to $87,930 which are non-interest bearing.

          ii) The loans due the Chief Executive Officer amounting to $1,924 at December 31, 1999, are non- interest bearing and represent advances to the Company and unreimbursed expenses.

          iii A note due the Chief Financial Officer's spouse at December 31, 1999 amounted to $5,000 and is non-interest bearing. The note has been paid in full in January 2000.

     b) Due From Officer
        ----------------
     As of December 31, 1999, due from officer amounting to $159,997, represents advances to an officer which are non-interest bearing and due on demand.

                 ACCIDENT PREVENTION PLUS, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998



NOTE 13 -- RELATED PARTY TRANSACTIONS (CONT'D)

     c) Employment agreements
        ---------------------

     Between November 1995 and January 1996, the LLC entered into three separate employment agreements with its then Vice President of Engineering, Chief Executive Officer and President. The employment agreements were for a term of five years with annual salaries of $51,600, $60,000 and $60,000 respectively. The Vice President of Engineering, pursuant to his agreement, was also entitled to commissions on the LLC's gross sales ranging from 2% to 1/2% based on certain sales levels. In addition, all of the employment agreements allowed for certain other fringe benefits such as health insurance, travel and entertainment reimbursements, full reimbursement of auto insurance, and $500 per month each towards auto leases. As a result of the LLC not generating any profits, none of the salaries pursuant to the above agreements were paid through December 31, 1998.

     Accordingly, effective December 31, 1998, the three officers of the LLC signed a release which forgave all past consideration pursuant to the employment agreements and entered into new agreements effective January 1, 1999 as discussed below.

     On January 1, 1999, the Company entered into three separate employment agreements with its Chief Executive Officer, Chief Operating Officer and Executive Vice President. The employment agreements are for an initial one-year term with renewable (5) five one-year terms based on a majority vote of the Board of Director. Each officer is entitled to an annual salary of $120,000 with annual increases based on The Consumer Price Index, along with a cash bonus of 1% of the annual net profits of the Company. Each agreement includes benefits such as disability and health insurance coverage, automobile and expense allowances, travel and entertainment allowances, and options to purchase 500,000 shares of the Company's common stock at $1.45 per share within five years from the effective date of the agreements. The foregoing options are intended to qualify as incentive stock options. Lastly, pursuant to the agreements, all three officers had agreed to defer the first six months of their salary, which were to be paid at a later date. As of December 31, 1999, the Company has accrued $360,000 of salary and paid $ 0 to the officers.

     d) Notes Payable
        -------------

          i) During June 1996, the LLC borrowed $50,000 from its President at an interest rate of 8% for a term of 180 days pursuant to a promissory and demand note. As of December 31, 1999, such note remains unpaid as a result of the Company receiving a waiver of repayment until December 31, 2001. The LLC has continued to accrue interest on the note at the rate of 8% per annum through December 31, 1999. As of December 31, 1999, accrued interest on such note amounted to $14,000.

          ii) During August and December 1997, the LLC borrowed $16,500 and $17,000, respectively, from a director of the Company without interest, payable ninety days from date of borrowing. In March 1998, IPS - NY borrowed $4,000 from the same director with the same terms as the LLC. As of December 31, 1999, such notes remain unpaid as a result of the Company receiving a waiver of repayment until December 31, 2001.

                 ACCIDENT PREVENTION PLUS, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998



NOTE 14 -- INDUSTRY SEGMENTS

     The Company's operations have been classified into two segments: foreign and domestic sales. Information about the two segments for the years ended December 31, 1999 and 1998 are as follows:


                                            1999                              1998
                                            -----                             ----
                                   Segment       Consolidated         Segment    Consolidated
                                   -------       ------------         ----    ---    ------------
        Sales:
            Foreign              $ 627,301                          $ 231,688
            Domestic                74,225                                  -
                                ----------                          ---------
        Total Sales                               $  701,526                      $   231,688
                                                  ==========                      ===========
        Gross profit:
          Foreign                $ 435,889                          $  87,680
          Domestic                  51,576                              3,000
                                ----------                          ---------
        Total Gross Profit                        $  487,465                      $    90,680

        Corporate:
            Selling, general and
             administrative
             expense:
              Foreign            $ (57,652)                         $       -
              Domestic          (1,097,964)                          (565,301)
                                ----------                          ----------
                                                  (1,155,616)                        (565,301)

        Interest and finance expense                (140,819)                         (98,720)
        Interest and other income                     38,113                            5,610
        Research and development                    (402,980)                         (37,501)
                                                 -----------                       ----------

        Loss from operations                                       (1,173,837)      ( 605,241)

        Provision for income tax                                        -               -                                        -
                                                                   ----------      -----------

        Net (loss)                                               $ (1,173,837)     $  (605,241)
                                                                  ===========      ===========

        Identifiable assets:
              Foreign                                            $    524,200      $   302,879
              Domestic                                                322,188           92,442
                                                                 ------------      -----------

        Total assets                                             $    846,388      $   495,321
                                                                 ============      ===========

     Gross profit is total revenue less cost of sales and excludes general corporate expenses, interest expense, and income taxes. Identifiable assets are those used by each segment of the Company's operations.

                 ACCIDENT PREVENTION PLUS, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998



NOTE 15 -- SUBSEQUENT EVENT

     Convertible notes payable
     -------------------------

     During March 2000, the Company entered into five convertible 10% promissory notes aggregating $254,500. The promissory notes are due on December 31, 2001, bearing interest at 10% per annum and are payable monthly in arrears or upon maturity or any earlier conversion of the note. At any time subsequent to September 30, 2000, the noteholder will have the right to convert the principal and accrued interest in whole or in part into common stock at a $1.45 per share.

     As discussed in Note 8, in February and March 2000, the Company entered into two convertible 15% promissory notes with the individual in Note 7 aggregating $100,000. The promissory notes are due on December 31, 2001, bearing interest at 15% per annum and are payable monthly in arrears or upon maturity or any earlier conversion of the note. At any time subsequent to September 30, 2000 the noteholder will have the right to convert the principal and accrued interest in whole or in part into common stock at a $1.45 per share.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS OR ACCOUNTING AND FINANCIAL DISCLSOURE

     On July 28, 1999, Jeff R. Pearlman, the principal independent accountant of the Company declined to stand for re-election after the Company's formative and development years as his policy for providing accounting services did not extend to include the Company's growing scale of transactions. There were no disagreements with Mr. Pearlman which were not resolved on any matter concerning accounting principles or practices, financial statement disclosure, or auditing scope or procedure. Mr. Pearlman, as the Company's principal independent accountant, did not provide an adverse opinion or disclaimer of opinion to the Company's financial statements, nor modify his opinion as to uncertainty, audit scope or accounting principles.

     On August 1, 1999, the board of directors of the Company approved and authorized the engagement of Massella, Tomaro & Co., LLP, 375 North Broadway, Suite 103, Jericho, New York 11753 as the principal independent accountant for the Company.


                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

IDENTIFICATION OF DIRECTORS AND EXECUTIVE OFFICERS

     The directors and executive officers of the Company are as follows:

Name                       Age              Position with the Company
-------------------        ---              -------------------------------
Richard J. Goodhart        50               Director and Chairman of the
                                            Board, Chief Executive Officer

Steven H. Wahrman          42               Director and President, Chief
                                            Operating Officer

Jean Paul Daveau           43               Director and Executive Vice
                                            President of Engineering/Design

Julius J. Valente Jr.      60               Chief Financial Officer

Ives Wahrman               75               Director

Martin Goodhart            78               Director

     RICHARD J. GOODHART has been a Director, the Chairman of the Board and Chief Executive Officer of the Company since October of 1993. Mr. Goodhart has had nineteen years in international sales and marketing in the electronic component industry and ten years in purchasing management. He has received the Small Business Association Eastern Region 1996 Exporter of the Year award and has been nominated for the "Global Vision 2000" award for 1996. In addition, Mr. Goodhart was elected for the "Who's Who in International Electronics" for 1994 and 1995 and was a recipient of the New York State "Export Entrepreneur of the Year" award. Prior to his involvement in the Company, Mr. Goodhart held positions as the Vice President of Sale and Finance for Ex-Electronics and was International Sales and Marketing Manager for Jaco Electronics. Mr. Goodhart holds a Bachelor of Science degree in Business Management from Western New England College.

     STEVEN H. WAHRMAN has been a Director, the President and Chief Operating Officer of the Company since February of 1996. Mr. Wahrman is responsible for all phases of worldwide implementation of market research, strategic planning and promotion and the daily operations of the Company. Mr. Wahrman has twenty years of experience in sales and marketing. For a period of fourteen years, Mr. Wahrman was President of S.W. Intimates and was named "Who's Who in American's Young Business" in 1992. Mr. Wahrman holds a Bachelor of Science degree in Marketing with a minor in Advertising from The American University.

     JEAN PAUL DAVEAU has been a Director and the Executive Vice President of Engineering and Design of the Company since October of 1993. Mr. Daveau is responsible for establishing and overseeing the engineering and design staff and all aspects of technical research, including the compilation of specifications and manuals. Mr. Daveau has spent over a decade developing onboard recording systems. He is a world renown leader of design in the onboard recording industry and has worked with Royal Dutch Shell, Schlumberger, and Western Atlas. In addition, Mr. Daveau is an expert in the fields of hardware and software, and in that capacity has acted as a consultant engineer in the industrial computing industry. For a period of five years, Mr. Daveau was the President and Managing Director of Microsam. In 1990, he received the "Chivas de L'Exploitation Professionelle" and the "Trophee de L'Enterprise" awards.

     JULIUS J. VALENTE, JR. has been the Chief Financial Officer of the Company since December 1999. Mr. Valente has over three decades of experience in accounting, lending, financial consulting and corporate management. After graduation from Manhattan College in 1961, Mr. Valente joined the New York accounting firm of Paterson & Ridgeway, CPA. Mr. Valente's lending career began in 1963 when he accepted a position as a loan officer and new business representative with James Talcott, Inc. He subsequently served as Vice President with Walter E. Heller until 1971 when he was named Vice President of Shawmut Credit Corporation (the de nova asset lending subsidiary of Shawmut Bank which he assisted in establishing). In 1974, Mr. Valente established the Colonial Business Finance Corporation, a de nova asset based lending subsidiary for the Colonial Bank of Waterbury, Connecticut. He served as Senior Vice President with Colonial Bank until 1979. Mr. Valente is recognized throughout the industry as a leading financial and lending expert. He was named as a Director of the Commercial Finance Association in 1971 and served on the Board of Directors until 1979. In addition to his association with the financial services industry, Mr. Valente established his own financial consulting firm in 1979 known as United Financial Resources Corporation ("UFRC"). UFRC specializes in developing successful recovery programs for an impressive clientele in manufacturing, retail and service industries.

     IVES WAHRMAN has been a Director of the Company since February of 1996. Mr. Wahrman has an extensive background in the field of merchandise marketing. His positions have included Merchandise Manager for J.M.Fields and Vice President and Merchandise Manager for McCrory Stores. In addition, Mr. Wahrman has served on the board of directors of the Temple Beth Israel in York, Pennsylvania, and is currently a volunteer for York County Area Agency on Aging at York Hospital in York, Pennsylvania. Mr. Wahrman has been retired for the past eight years, and provides invaluable business expertise to the Company in his role as a director.

     MARTIN GOODHART has been a Director of the Company since February of 1996. Mr. Goodhart Mr. Goodhart has nearly fifty years of experience in the commercial finance industry. He has held a position with new York Factors, was the Assistant Vice President of Rosenthal & Rosenthal, and was the Vice President of both Hilldun Corporation and Sterling Factors. Mr. Goodhart is well recognized by his peers and has given numerous lectures on finance to the Fashion Institute of Technology, Pace College and Dellotte Haskin & Sells. He has served as President of the Finance Club of New York, whose members include banks, large financial institutions and private owners of financial companies. In addition, Mr. Goodhart was the President of the Empire Credit Club of New York. Mr. Goodhart has been retired for the past six years, and provides invaluable business expertise and contacts to the Company in his role as a director.

     As of the date of this Annual Report, two family relationships exist among the named directors. Mr. Martin Goodhart is the father of Mr. Richard Goodhart and Mr. Ives Wahrman is the father of Mr. Steven Wahrman. No other family relationships exist among any of the named directors and executive officers. No arrangement or understanding exists between any such director or officer and any other persons pursuant to which any director or executive officer was elected as a director or executive officer of the Company. The directors of the Company are elected annually and serve until their successors take office or until their death, resignation or removal. The executive officers serve at the pleasure of the Board of Directors of the Company.

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACTG

     Section 16(a) of the Exchange Act requires the Company's directors and officers, and the persons who beneficially own more than ten percent of the common stock of the Company, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Copies of all filed reports are required to be furnished to the Company pursuant to Rule 16a-3 promulgated under the Exchange Act. The Company believes that these persons will comply with all applicable filing requirements during the fiscal year ended December 31, 1999, based solely on representations made to the Company by the reporting persons.

ITEM 10. EXECUTIVE COMPENSATION

COMPENSATION OF OFFICERS AND DIRECTORS

     As of the date of this Annual Report, none of the officers or directors of the Company have received any compensation for their respective roles nor during fiscal years ended December 31, 1999, 1998 and 1997. On January 1, 1999, the Company entered into employment agreements with three of its executive officers/directors, Mr. Richard Goodhart, Mr. Steven Wahrman and Mr. Jean Paul Daveau. Pursuant to the provisions of the employment agreements, each officer will receive an annual salary of $120,000 (of which the first six months commencing January 1, 1999 will be deferred and will accrue without interest). Each officer will also receive a yearly bonus equal to 1% of the net profits for the preceding year. Each employment agreement provides for an initial period of one year, with the ability to be renewed on a yearly basis for a period of five years upon majority vote of the Board of Directors. In addition, each officer/director has been granted stock options to purchase 500,000 shares of restricted Common Stock of the Company at $1.45 per share.The employment agreements also provide for disability and health insurance coverage, automobile and expense allowances and travel and entertainment allowances..

     As of fiscal year ended December 31, 1999, the Company accrued approximately $360,000 and paid $-0- to its executive officers/directors as executive compensation.

SUMMARY COMPENSATION TABLE

Insert

NON-QUALIFIED STOCK OPTION PLAN

     On January 1, 1999, the Board of Directors of the Company adopted the Non-Qualified Stock Option Plan (the "SOP") which provided for the grant of options to purchase an aggregate of 6,000,000 shares of Common Stock at $1.45 per share. The purpose of the SOP is to make options available to directors, management and significant contractors of the Company in order to encourage them to secure an increase on reasonable terms of their stock ownership in the Company and to remain in the employ of the Company, and to provide them compensation for past services rendered.

     The SOP is administered by the Board of Directors which determines the persons to be granted options under the SOP, the number of shares subject to each option, the exercise price of each option and the option period, and the expiration date, if any, of such options. The exercise of an option may be less than fair market value of the underlying shares of Common Stock. No options granted under the SOP will be transfereable by the optionee other than by will or the laws of descent and distribution and each option will be exercisable, during the lifetime of the optionee, only by such optionee.

     The exercise price of an option granted pursuant to the SOP may be paid in cash, by the surrender of options, in Common Stock, in other property, including the optionee's promissory note, or by a combination of the above.

     As of the date of this Annual Report, options have been granted in the aggregate of 1,500,000 shares to the following individuals. All options granted are exercisable by the respective individual from the date of grant through the date of expiration.

AGGREGATED OPTIONS/SAR EXERCISED AND FISCAL YEAR-END OPTIONS/SAR VALUE TABLE


                     Number of           Date        Exercise        Date of
                   Shares Granted      of Grant       Price         Expiration
                   --------------      --------       -----         ----------

Richard Goodhard        500,000        01-01-99         $1.45         01-01-19

Steven Wahrman          500,000        01-01-99         $1.45         01-01-19

Jean Paul Daveau        500,000        01-01-99         $1.45         01-01-19

TOTAL                  1,500,000

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            ACCIDENT PREVENTION PLUS, INC.,
                            a Nevada corporation


                            By:/s/ Steven H. Wahrman
                               -----------------------------
                               Steven H. Wahrman, President

DATE:  April 14, 2000