Form 10QSB
period 2000-03-31
ACCIDENT PREVENTION PLUS INC
filed 2000-05-22
CIK 1084702

U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB


(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 2000

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _____ to _______

                         Commission file number 0-26257

                         ACCIDENT PREVENTION PLUS, INC.
        (Exact name of small business issuer as specified in its charter)

            NEVADA                                                11-3461611
(State or other jurisdiction of                               (I.R.S. Employer
incorporation of organization)                               Identification No.)

                             325 Wireless Boulevard
                            Hauppauge, New York 11788
                    (Address of Principal Executive Offices)

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

         Yes                        No    X

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Class                                           Outstanding as of May 11, 2000

Common Stock, $.001 par value                   17,638,238

Transitional Small Business Disclosure Format (check one)

         Yes                        No     X

                         Accident Prevention Plus, Inc.

                                      INDEX


                                                                         Page
                                                                         ----

PART I.   FINANCIAL INFORMATION                                          F-1

     Item 1. Financial Statements                                     F-1 - F-17

     Item 2. Management's Discussion and Analysis of
               Financial Condition and Results of Operations              3

PART II.  OTHER INFORMATION                                               5

     Item 1. Legal Proceedings                                            5

     Item 2. Changes in Securities and Use of Proceeds                    5

     Item 3. Defaults Upon Senior Securities                              5

     Item 4. Submission of Matters to a Vote of Security Holders          5

     Item 5. Other Information                                            5

     Item 6. Exhibits and Reports on Form 8-K                             5

SIGNATURES                                                                6

                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
----------------------------


                 ACCIDENT PREVENTION PLUS, INC. AND SUBSIDIARIES

                        CONSOLIDATED FINANCIAL STATEMENTS

                FOR THE THREE-MONTH ENDED MARCH 31, 2000 AND 1999

                                   (UNAUDITED)


                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                        Page
                                                                       Number
                                                                       ------


Consolidated Balance Sheets at March 31, 2000 (unaudited)
    and December 31, 1999                                             F-2 - F-3

Consolidated Statements of Operations and Comprehensive Income
    for the three months ended March 31, 2000 and 1999                   F-4

Consolidated Statement of Stockholders' Deficiency for the three
    month ended March 31, 2000 (unaudited)                               F-5

Consolidated Statements of Cash Flows for the three-month
    ended March 31, 2000 and 1999 (unaudited)                         F-6 - F-7

Notes to Consolidated Financial Statements (unaudited)                F-8 - F-16

                        ACCIDENT PREVENTION PLUS, INC. AND SUBSIDIARIES
                                  CONSOLIDATED BALANCE SHEETS
                      AT MARCH 31, 2000 (UNAUDITED) AND DECEMBER 31, 1999

                                            ASSETS
                                            ------
                                                                     (Unaudited)
                                                                      March 31,     December 31,
                                                                         2000           1999
                                                                     -----------    -----------
Current Assets:
     Cash                                                            $    19,980    $    23,746
     Accounts receivable, net                                            147,468        147,071
     Inventory                                                           165,125        130,121
     Prepaid expenses                                                     49,699         14,621
     Other current assets                                                  8,592           --
                                                                     -----------    -----------
          Total Current Assets                                           390,864        315,559
                                                                     -----------    -----------

Property and Equipment, Net                                               40,431         21,822
                                                                     -----------    -----------

Other Assets:
     Due from officers                                                   193,018        159,997
     Due from affiliate                                                  330,171        323,314
     Other                                                                10,997         25,696
                                                                     -----------    -----------
          Total Other Assets                                             534,186        509,007
                                                                     -----------    -----------

           Total Assets                                              $   965,481    $   846,388
                                                                     ===========    ===========




Table continues on following page.



                  See accompanying notes to consolidated financial statements


                        ACCIDENT PREVENTION PLUS, INC. AND SUBSIDIARIES
                                  CONSOLIDATED BALANCE SHEETS
                      AT MARCH 31, 2000 (UNAUDITED) AND DECEMBER 31, 1999
                                         (CONTINUED)

                           LIABILITIES AND STOCKHOLDERS' DEFICIENCY
                           ----------------------------------------

                                                                     (Unaudited)
                                                                      March 31,     December 31,
                                                                         2000           1999
                                                                     -----------    -----------
Current Liabilities:
     Notes payable                                                   $ 1,022,701    $ 1,022,358
     Capital leases payable                                                4,469           --
     Accounts payable                                                    944,079        833,278
     Accrued expenses                                                    546,414        435,675
     Payroll taxes payable                                               106,391         92,760
     Other taxes payable                                                  25,851         19,917
     Customer deposits                                                   137,966        137,966
                                                                     -----------    -----------
          Total Current Liabilities                                    2,787,871      2,541,954
                                                                     -----------    -----------

Long Term Liabilities:
     Notes payable                                                        23,379         25,701
     Capital leases payable                                               15,718           --
     Convertible note payable                                            382,000        150,000
     Loans payable - officers                                            371,063        384,854
     Note payable - shareholder                                           38,500           --
     Notes payable - director                                             37,500         37,500
                                                                     -----------    -----------
          Total Long Term Liabilities                                    868,160        598,055
                                                                     -----------    -----------

Total Liabilities                                                      3,641,531      3,140,009
                                                                     -----------    -----------

Common Stock Subject to Rescission Offer, - $.001 par value,
     139,958 shares issued and outstanding (Note 8)                      202,939        202,939
                                                                     -----------    -----------

Commitments & Contingencies (Note 9)                                        --             --
                                                                     -----------    -----------
Stockholders' Deficiency:
     Common stock - $.001 par value, 50,000,000 shares authorized,
     17,638,238 shares issued and outstanding, respectively               17,638         17,638
     Additional paid-in capital                                          660,055        660,055
     Accumulated - other comprehensive income (loss)                         754            665
     Accumulated deficit                                              (3,571,936)    (3,174,918)
                                                                     -----------    -----------
          Total Stockholders' Deficiency                              (2,893,489)    (2,496,560)
                                                                     -----------    -----------

               Total Liabilities and Stockholders' Deficiency        $   965,481    $   846,388
                                                                     ===========    ===========




                  See accompanying notes to consolidated financial statements

                                            F-3

                 ACCIDENT PREVENTION PLUS, INC. AND SUBSIDIARIES
         CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
               FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999
                                   (UNAUDITED)


                                                  (Unaudited)      (Unaudited)
                                                   March 31,         March 31,
                                                      2000             1999
                                                  ------------     ------------
Net Sales                                         $    191,476     $     25,946

Cost of Sales                                           66,495           13,052
                                                  ------------     ------------

Gross Profit                                           124,981           12,894
                                                  ------------     ------------

Expenses:
     Selling, general and administrative               432,617          223,967
     Research and development                           52,447           45,159
                                                  ------------     ------------

Total Expenses                                         485,064          269,126
                                                  ------------     ------------
Loss Before Other Income (Expenses)
     And Provision For Income Tax                     (360,083)        (256,232)
                                                  ------------     ------------

Other Income (Expenses)
     Interest income                                     9,723            8,639
     Gain on foreign currency transaction                 --              4,239
     Interest expense                                  (46,658)         (36,446)
                                                  ------------     ------------

     Total Other Income (Expenses)                     (36,935)         (23,568)
                                                  ------------     ------------

Loss Before Provision For Income Taxes                (397,018)        (279,800)
                                                  ------------     ------------

Provision For Income Taxes                                --               --
                                                  ------------     ------------
Net Loss                                              (397,018)        (279,800)

Other Items Of Comprehensive Income                         89             --
                                                  ------------     ------------

Comprehensive Net Loss                            $   (396,929)    $   (279,800)
                                                  ============     ============

Basic Earnings Per Share:
     Net Loss                                     $       (.02)    $       (.02)
                                                  ============     ============

Weighted Average Number of Shares
     Outstanding                                    17,785,559       17,298,970
                                                  ============     ============


          See accompanying notes to consolidated financial statements.


                                ACCIDENT PREVENTION PLUS, INC. AND SUBSIDIARIES
                              CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIENCY
                             FOR THE THREE MONTHS ENDED MARCH 31, 2000 (UNAUDITED)


                                                                           Accumulated
                                        Common Stock          Additional      Other                         Total
                                    --------------------       Paid-in    Comprehensive  Accumulated    Stockholders'
                                    Shares        Amount       Capital    Income (Loss)    Deficit       Deficiency
                                    ------        ------       -------    -------------    -------       ----------

Balances at December 31, 1999     17,638,238        17,638       660,055           665    (3,174,918)    (2,496,560)

Net loss for the three months
  ended March 31, 2000                  --            --            --              89      (397,018)      (396,929)
                                 -----------   -----------   -----------   -----------   -----------    -----------

Balances at March 31, 2000        17,638,238   $    17,638   $   660,055   $       754   $(3,571,936)   $(2,893,489)
                                 ===========   ===========   ===========   ===========   ===========    ===========








                         See accompanying notes to consolidated financial statements.

                                                   F-5

                 ACCIDENT PREVENTION PLUS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
         FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999 (UNAUDITED)


                                                        (Unaudited)  (Unaudited)
                                                         March 31,    March 31,
                                                            2000         1999
                                                         ---------    ---------
Operating activities
     Net loss                                            $(397,018)   $(279,800)
     Adjustments to reconcile net loss to net
        cash used for operating activities:
          Depreciation and amortization                      4,123        3,710
          Foreign currency translation                          89         --
     Decrease (increase) in:
          Inventory                                        (35,004)      (5,080)
          Accounts receivable                                 (397)      29,699
          Prepaid expenses                                 (35,078)      40,750
          Other current assets                              (8,592)        --
          Other assets                                      14,699         --
     (Decrease) increase in:
          Cash overdraft                                      --         (6,057)
          Accounts payable and accrued expenses            221,540      197,577
          Payroll taxes payable                             13,631        1,485
          Other taxes payable                                5,934         --
          Customer deposits                                   --         70,597
                                                         ---------    ---------
     Net cash used for operating activities               (216,073)     (52,881)
                                                         ---------    ---------

Investing activities
     Purchase of property and equipment                    (22,732)        --
                                                         ---------    ---------
     Net cash used for investing activities                (22,732)        --
                                                         ---------    ---------

Financing activities
     Proceeds from notes payable - shareholder              38,500         --
     Repayments of notes payable                            (1,979)     (20,434)
     Proceeds from capital lease payable                    22,732         --
     Repayments of capital lease payable                    (2,545)      (2,896)
     Proceeds from convertible note payable                232,000         --
     Proceeds from common stock subject to rescission         --         29,000
     Proceeds from sale of common stock                       --         13,050
     Expenditures for sale of common stock                    --        (19,174)
     Proceeds from officers loans payable                     --          8,089
     Repayment of officers loans payable                   (13,791)        --
     (Advances to) proceeds from affiliate                  (6,857)         373
     Advances to officer's                                 (33,021)     (18,295)
                                                         ---------    ---------
     Net cash provided by (used for) financing
        activities                                         235,039      (10,287)
                                                         ---------    ---------

Net increase (decrease) in cash                             (3,766)      42,594

Cash and cash equivalents at beginning of year              23,746          192
                                                         ---------    ---------

Cash and cash equivalents at end of year                 $  19,980    $  42,786
                                                         =========    =========


          See accompanying notes to consolidated financial statements.

                 ACCIDENT PREVENTION PLUS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
         FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999 (UNAUDITED)



                                                         (Unaudited) (Unaudited)
                                                          March 31,   March 31,
                                                            2000         1999
                                                          ---------   ---------
Supplemental disclosure of non-cash flow information:
     Cash paid during the year for:
             Interest                                     $  23,918   $  13,062
                                                          =========   =========
             Income taxes                                 $    --     $    --
                                                          =========   =========










          See accompanying notes to consolidated financial statements.

                 ACCIDENT PREVENTION PLUS, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999



NOTE 1 -- ORGANIZATION

     THE COMPANY
     -----------

     Accident Prevention Plus, Inc. (the "Company") was incorporated in the State of Nevada on October 28, 1998 to become the holding company of Accident Prevention Plus, LLC a New York Limited Liability Company, (the "LLC") and International Purchasing Services, NY, Inc. ("IPS-NY").

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

     IPS-NY
     ------

     IPS-NY was incorporated in the State of New York on March 3, 1993 to provide various support services to the LLC including but not limited to shipping, receiving and warehousing. IPS-NY was also responsible for purchases of product components, providing financing, and other general overhead support for the LLC and for its own business purposes. The sole shareholder of IPS-NY was also the majority member of the LLC.

     REORGANIZATION
     --------------

     During October 1998, pursuant to an Agreement and Plan of Reorganization (the "Reorganization Agreement") the Company issued 14,205,970 shares of its common stock to the members of the LLC for 100% of the LLC. The Company accounted for the transaction with the LLC as a corporate reorganization and accordingly, no goodwill was recorded. In connection with the reorganization, the founding members in the LLC were elected as the officers of the Company. Accordingly, after such reorganization, the LLC became a wholly owned subsidiary of the Company.

     ACQUISITION OF IPS-NY
     ---------------------

     Simultaneously with the reorganization during October 1998, the Company acquired from IPS-NY's sole shareholder, 100% of the issued and outstanding common stock of IPS-NY by issuing 2,975,000 shares of the Company's common stock. The acquisition was accounted for by the purchase method of accounting.

                 ACCIDENT PREVENTION PLUS, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999



NOTE 1 -- ORGANIZATION (cont'd)

     KMR TELECOM, Ltd.
     -----------------

     Simultaneously with the reorganization during October 1998, the Company also intended to acquire all of the issued and outstanding common stock of KMR Telecom, Ltd ("KMR"), a corporation organized under the laws of India for 800,000 shares of its common stock. During October of 1999, it was discovered that the laws of India prohibit a foreign entity from holding more than a 49% equity interest in a company organized under the laws of India. Accordingly, the Company and the shareholders of KMR entered into a rescission agreement canceling the transaction. The financial statements do not reflect the intended acquisition. In accordance with the rescission agreement, the rescission was effectuated retroactively to October 1998.

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

NOTE 2  -- GOING CONCERN

     The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. For the years ended December 31, 1999 and 1998, the Company generated net losses of $1,173,837 and $605,241, respectively. At March 31, 2000 the Company had an accumulated deficit of $3,571,936. Additionally, as of March 31, 2000, the Company has a working capital deficiency amounting to $2,397,187.

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

     The Company is aggressively attempting to obtain additional contracts in order to mitigate future losses. The Company is in the process of complying with the Securities and Exchange Commission's (SEC) rules regarding fulfillment of eligibility Rule 15c2-11, adopted under the Securities Act of 1934, as amended, in order for broker dealers to publish quotations in the Company's securities. Management is optimistic that such compliance will enable the Company to raise additional capital. However, there can be no assurance that it will be able to obtain additional contracts, pay its payroll taxes or to comply with SEC eligibility requirements for publishing of quotations in the Company's securities.

                 ACCIDENT PREVENTION PLUS, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999



NOTE 2  -- GOING CONCERN (cont'd)

     These facts raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should the Company be unable to continue in operation.

NOTE 3 --  INTERIM RESULTS AND BASIS OF PRESENTATION

     The unaudited financial statements as of March 31, 2000 and for the three month periods ended March 31, 2000 and 1999 have been prepared by us and are unaudited. In our opinion, the unaudited financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of March 31, 2000 and the results of our operations and cash flows for the three month periods ended March 31, 2000 and 1999.

     The financial data and other information disclosed in these notes to the interim financial statements related to these periods are unaudited. The results for the three month period ended March 31, 2000 are not necessarily indicative of the results to be expected for any subsequent quarter or the entire fiscal year ending December 31, 2000. The balance sheet at December 31, 1999 has been derived from the audited financial statements at that date.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principals generally accepted in the United States have been condensed or omitted pursuant to the Securities and Exchange Commission's rules and regulations. It is suggested that these unaudited financial statements be read in conjunction with our audited financial statements and notes thereto for the year ended December 31, 1999 as included in our report on Form 10-KSB filed on April 14, 2000.

NOTE 4 -- DUE FROM AFFILIATE

     Due from affiliate consists of a loan receivable from KMR Telecom, Ltd. ("KMR") a corporation organized under the laws of India, which is affiliated with the Company through common stock ownership with the Chief Executive Officer of the Company. The loan is held by IPS - NY and bears interest at 12% per annum. The Company's Chief Executive Officer has pledged to the Company his 49% interest in KMR as collateral for the loan. At March 31, 2000 and December 31, 1999, the loan due from KMR amounted to $330,171 and $323,314, respectively. Interest income recorded by the Company in connection with the loan amounted to $9,723 and $8,639, respectively for the periods ended March 31, 2000 and 1999.

                 ACCIDENT PREVENTION PLUS, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999



NOTE 5 -- NOTES PAYABLE

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

          Additionally, IPS-NY executed a new note in the amount of $60,620 bearing interest at 9% per annum and maturing in one year. Such note represented the accrued and unpaid interest on the original IPS-NY note of $500,000 dated December 24, 1996. Lastly, in lieu of canceling the original IPS-NY $500,000 note dated December 24, 1996, the Company executed a new note in the amount of $500,000, bearing interest at prime plus 2% per annum. The new note was to be paid at the rate of $5,000 per month during the first year, $10,000 per month during the second year and $15,000 per month during the third year. At the end of the third year, the entire principal balance remaining, together with any interest shall be due and payable. As of March 31, 2000 and December 21, 1999 the principal balances on the newly issued $500,000 note, the newly issued $60,620 note and the original $100,000 SBA note are $488,783 and $490,774, $43,828 and $73,828, $38,652 and $42,742,
          respectively.

          All notes associated with the above settlement agreement are secured by the Company's common stock owned by its Chief Executive Office and all assets of the Company.

          As of March 31, 2000 and December 31, 1999, the Company was not in compliance with the payment schedule as agreed to above for the $500,000 note and $60,620 note, however, the Company is current with monthly payments. To date, Smithtown has not taken any action against the Company, but should they decide to proceed with an action the impact could have material effect upon the Company. Due to the non-compliance, these notes with Smithtown have been classified as current liabilities at March 31, 2000 and December 31, 1999.

          Annual aggregate maturities of notes payable under the SBA note are as follows as of December 31, 1999:

                           Year ended December 31:
                           2000                           $ 17,041
                           2001                             19,012
                           2002                              6,689
                                                          --------
                                                          $ 42,742
                                                          ========

                 ACCIDENT PREVENTION PLUS, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999



NOTE 5 -- NOTES PAYABLE (cont'd)

     b)   HSBC Bank USA (formerly Marine Midland Bank)
          --------------------------------------------

          On September 17, 1996, the LLC borrowed $500,000 by executing a promissory note with HSBC Bank USA (formerly Marine Midland Bank) ("HSBC") with the note being partially guaranteed by the SBA. Such note was for a term of one year. The current terms of the note are payments of interest only at prime plus 2% per annum and due on demand. Based upon receipt of approval from HSBC Bank, the Company is currently in the process of negotiating a long-term payout for this note. As of March 31, 2000 and December 31, 1999 the balances due are $474,817 and $470,715 and are classified as current.

NOTE 6 --  CAPITAL LEASE PAYABLE

     In March 2000 the Company acquired computer equipment for $22,732 by entering into capital lease obligations with interest at approximately 10.5% per annum, requiring 36 monthly payments of $656 which include principal and interest and downpayments aggregating $2,545. The leases are secured by the related equipment.

     At March 31, 2000, the aggregate future minimum lease payments due pursuant to the above capital lease obligations are as follows:

             Total minimal lease payments                  $23,621

             Less: Amounting representing interest           3,434
                                                           -------

             Present value of net minimum lease payments   $20,187
                                                           =======

     At March 31, 2000 computer equipment under capital leases are carried at a book value of $21,866.

NOTE 7 -- CONVERTIBLE NOTE PAYABLE

     On December 16, 1999, the Company executed a $250,000 convertible promissory note with an individual, bearing interest at 15% per annum with principal payable in full on December 31, 2001. The promissory note contains a provision stating that beginning January 2, 2001 that upon a 10 day notice the note is due on demand. On September 30, 2000 the note is convertible into common stock at the rate of $1.45 per share. There also is a prepayment penalty provision if the Company prepays the note in the first thirteen months. The Company had received $150,000 in December 1999 related to the note with the remaining $100,000 received in January 2000. On February 27, 2000 and March 21, 2000, the Company executed two convertible 15% promissory notes with the individual aggregating $100,000. The promissory notes are due on December 31, 2001, bearing interest at 15% per annum and are payable monthly in arrears or upon maturity or any earlier conversion of the note. At any time subsequent to September 30, 2000 the noteholder will have the right to convert the principal and accrued interest in whole or in part into common stock at a $1.45 per share.

                 ACCIDENT PREVENTION PLUS, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999



NOTE 7 -- CONVERTIBLE NOTE PAYABLE (cont'd)

     During March 2000, the Company issued seven convertible 10% promissory notes aggregating $279,000. The Company received $32,000 from three noteholders in March 2000 and $247,000 in April 2000 from the remaining four noteholders. The promissory notes are due on December 31, 2001, bearing interest at 10% per annum and are payable monthly in arrears or upon maturity or any earlier conversion of the note. At any time subsequent to September 30, 2000, the noteholder will have the right to convert the principal and accrued interest in whole or in part into common stock at a $1.45 per share.

NOTE 8 -- COMMON STOCK SUBJECT TO RESCISSION OFFER

     Common stock sold subsequent to August 3, 1999 pursuant to the Company's limited offering memorandums of January and April 1999, as discussed in note 11 (e), may be in violation of the requirements of the Securities Act of 1933. In addition, certain state securities rules and regulations may not have been complied with to ensure availability of a private placement transaction exemption. As such, the proceeds of $202,939 from the issuance of 139,958 shares of common stock at March 31, 2000 and December 31, 1999 have been classified outside of equity in the balance sheet and classified as common stock subject to rescission. As of March 31, 2000, none of the related investors have requested the Company to repurchase their shares.

NOTE 9 -- COMMITMENTS AND CONTINGENCIES

     a)   Payroll taxes
          -------------

          As of March 31, 2000 and December 31, 1999, the Company owes approximately $105,501 and $93,000, respectively, of payroll taxes and related estimated penalties and interest. Federal and state tax liens have been filed against the Company in connection with unpaid payroll taxes. Although the Company has not entered into any formal repayment agreements with the respective tax authorities, it has been attempting to make payments as funds become available.

     b)   Significant customers
          ---------------------

          For the three months ended March 31, 2000 and 1999, the Company had one and two unrelated customers, respectively, which accounted for approximately 98%, and 76%, and 16%, respectively, of total revenues, As of March 31, 2000 and December 31, 1999, the Company had two unrelated customers who accounted for approximately 57% and 43%and 80% and 20%, respectively of accounts receivable.

                 ACCIDENT PREVENTION PLUS, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999



NOTE 9 -- COMMITMENTS AND CONTINGENCIES (cont'd)

     c)   Lease Commitments
          -----------------

               Office Space
               ------------

               The Company entered in to a sublease agreement for new office space effective January 10, 2000. The sublease agreement is for two years, with two (one year) options to renew. The office lease requires monthly payments of $5,200 which includes maintenance and use of a phone system and furniture. The Company has the right upon 60 days notice to increase the square footage of office space used at a rate of $7,500 per month. For the three months ended March 31, 2000 the Company has recorded $15,600 of rent expense related to this agreement.

NOTE 10 -- RELATED PARTY TRANSACTIONS

     a)   Loans Payable - Officers
          ------------------------

          As of March 31, 2000 and December 31, 1999, loans payable-officers amounting to $371,063 and $384,854, respectively, represent loans made by the President, Chief Executive Officer and Chief Financial Officer of the Company and are comprised of the following:

          i) The loans of the President of the Company as of March 31, 2000 and December 31, 1999 amounted to $365,063 and $377,930, respectively as follows:

               A $50,000 promissory note with interest accruing at 8% per annum, which is due on demand.

               A $240,000 loan, which the officer has secured personally through a financial institution. The Company has guaranteed to reimburse the officer for all interest and the direct cost of such loan. This loan bears interest at 9.25% per annum.

               The remainder is comprised of advances to the Company and unreimbursed expenses amounting to $75,063 and $87,930 which are non-interest bearing.

                 ACCIDENT PREVENTION PLUS, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999



NOTE 10 -- RELATED PARTY TRANSACTIONS (cont'd)

     a)   Loans Payable - Officers (cont'd)
          ---------------------------------

          ii) The loans due the Chief Executive Officer amounting to $1,924 at December 31, 1999, is non-interest bearing and represent advances to the Company and unreimbursed expenses.

          iii) A note due the Chief Financial Officer's spouse at December 31, 1999 amounted to $5,000 and is non-interest bearing.

          For further information concerning these loans, see Note 13 to the financial statements for fiscal year ended December 31, 1999 filed with the Company's Annual Report on Form 10-KSB.

     b)   Due From Officers
          -----------------

          Due from officer's as of March 31, 2000 and December 31, 1999 amounting to $193,018 and $159,997 represents advances to the following officers:

          i) As of March 31, 2000 and December 31, 1999, the Company advanced to its Executive Vice President $188,073 and $159,997, respectively, the advances are non-interest bearing and due on demand.

          ii) As of March 31, 2000, the Company advanced the Chief Executive Officer $4,945 which is non-interest bearing and due on demand.

     c)   Employment agreements
          ---------------------

          On January 1, 1999, the Company entered into three separate employment agreements with its Chief Executive Officer, Chief Operating Officer and Executive Vice President. As of March 31, 2000 and December 31, 1999, the Company has accrued $450,000 and $360,000, respectively, of salary and paid $0 to the officers. For further information concerning these employment agreements see Note 13 to the financial statements for fiscal year ended December 31, 1999 filed with the Company's Annual Report on Form 10-KSB.

                 ACCIDENT PREVENTION PLUS, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999



NOTE 10 -- RELATED PARTY TRANSACTIONS (cont'd)

     d)   Notes Payable
          -------------

               Shareholder
               -----------

               In February 2000, the Company entered into a promissory note with Bristol Consulting and received proceeds of $38,500. The terms of the note are interest at ten percent per annum, with the interest and principal payable in full at the end of two years.

NOTE 11 -- SUBSEQUENT EVENT

     Common stock repurchase
     -----------------------

     On April 18, 2000, the Company purchased 10,000 and 5,000 shares of Common Stock from two shareholders. The Company intends to hold these shares in treasury.

FORWARD-LOOKING STATEMENTS

     Statements made in this Form 10-QSB that are not historical or current facts are "forward-looking statements" made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933 (the "Act") and Section 21E of the Securities Exchange Act of 1934. These statements often can be identified by the use of terms such as "may," "will," "expect," "believe," "anticipate," "estimate," "approximate" or "continue," or the negative thereof. The Company intends that such forward-looking statements be subject to the safe harbors for such statements. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management's best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond the control of the Company that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. These factors include adverse economic conditions, entry of new and stronger competitors, inadequate capital, unexpected costs, failure to successfully penetrate the Company's markets both in the United States and in foreign countries, and failure to capitalize upon access to new markets. The Company disclaims any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

Item 2. Management's Discussion and Analysis or Plan of Operation
-----------------------------------------------------------------

     During fiscal years 1999 and 1998, the Company focused primarily on the research, development and design of the AP+Series products and related products, and generated little revenues. During those prior fiscal years, the principals of the Company invested personal funds, arranged for loans and lines of credit from financial institutions, obtained private debt and equity financing from various investors, and secured grants to support the research, development and operating expenses of the Company in excess of $2,000,000.

     As of the date of this Report, the Company derives its revenues principally from the marketing and sale of onboard recording systems, called the AP+Series products, and other related products to customers generally in the fleet management and driver training industries. Additional revenues are generated by the Company through the implementation of maintenance contracts related to the AP+Series products.

     During the three-month period ended March 31, 2000, sales of the AP+Series products to the Company's customers accounted for approximately 93% of total gross revenues, with International Purchasing Services, Inc., a wholly-owned subsidiary of the Company ("IPS") contributing approximately 7%. Although the Company intends to expand its marketing of the AP+Series and related products in non-transportation industries, such as the medical fields, management of the Company believes that sales of the AP+Series and related products to its customers in the fleet management and driver training industries will continue to be an important line of business for the Company for the next several years.

Results of Operations

Three Months Ended March 31, 2000 Compared with Three Months Ended March 31,
1999

     The Company's net losses during the three-month period ended March 31, 2000 were approximately $397,018 compared to a net loss of approximately $279,800 (an increase of 41.9%) during the three-month period ended March 31, 1999.

     Net revenues during the three-month period ended March 31, 2000 and 1999 were $191,476 and $25,946, respectively. Net revenues increased by approximately $165,530 or 638% for the three-month period ended March 31, 2000 as compared to the three-month period ended March 31, 1999. Gross profit during the three-month period ended March 31, 2000 and 1999 amounted to $124,981 and $12,894, respectively, or a net increase of $112,087. Gross profit percentages for the three-month periods ended March 31, 2000 and 1999 were 65.3% and 49.7%, respectively, or a net increase of 31%.

     The substantial increase in gross profit is a result of larger purchases of systems, reduced component costs, price re-negotiations with vendors, and cost savings from the redesign of the PC board. The increase in sales and gross profit during the three-month period ended March 31, 2000 as compared to the three-month period ended March 31, 1999 is attributable to (i) the emergence of the Company from primarily a developmental and research stage to a revenue generating stage, (ii) a stronger marketing campaign, and (iii) fulfillment of major orders. The Company and its subsidiaries have entered into various agreements with certain entities in order to establish distribution channels in foreign and domestic countries, performance of certain pilot tests and development of new products.

     As noted above, the increase in net loss during the three-month period ended March 31, 2000 as compared to the three-month period ended March 31, 1999, however, is attributable primarily to a substantial increase in selling, general and administrative expenses and an increase in research and development expenses. Selling, general and administration expenses include general corporate overhead, administrative salaries, shipping and warehousing costs, selling expenses, consulting costs, and professional fees.

     Selling, general and administrative expenses for the three-month period ended March 31, 2000 and 1999 were $432,617 and $223,967, respectively (an increase of $208,650 or 93%). The increase in selling, general and administrative expenses for the three-month period ended March 31, 2000 were primarily due to the Company incurring increased costs associated with its marketing efforts, professional fees, overseas operations and overhead costs.

     Research and development expenses for the three-month period ended March 31, 2000 were $52,447 as compared to $45,159 for the three-month period ended March 31, 1999 (an increase of $7,288 or 16%). The slight increase in research and development expenses is primarily due to the development of an upgradeable modular unit to assist in the diversification of the Company's product lines.

Liquidity and Capital Resources

     The Company is currently experiencing a severe liquidity crisis and must raise additional capital. Further, the Company has not generated sufficient cash flow to fund its operations and activities. Historically, the Company has relied upon internally generated funds, funds from the sale of shares of stock and loans from its shareholders and private investors to finance its operations and growth. Management intends to raise additional capital through further public or private offerings of its stock and through bank loans or loans from private investors, although there can be no assurance that the Company will be able to obtain such financing. The Company's future success and viability are entirely dependent upon the Company's ability to raise additional capital. Management is optimistic that the Company will be successful in its capital raising efforts; however, there can be no assurance that the Company will be successful in raising additional capital. The failure to raise additional capital will have a material and adverse affect upon the Company and its shareholders. The Company's financial statements have been prepared assuming that it will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should the Company be unable to continue in operations.

     As of March 31, 2000, the Company's current assets were $390,864 and its current liabilities were $2,787,871, which resulted in a working capital deficit of $2,397,007. As of March 31, 2000, the Company's total liabilities were $3,641,531, and the Company's total liabilities exceeded its total assets by $2,676,050. The Company's Stockholders' deficit increased from $2,496,560 at December 31, 1999, to $2,893,489 at March 31, 2000.

     As of March 31, 2000, the Company was not in compliance with terms of loans due to financial institutions totaling $1,005,660 requiring the loans to be reflected as current liabilities. To date the financial institutions have not taken any actions and are in the process of restructuring and or waiving the default of the loans. Also, included in the current liabilities are accounts payable of $944,079, $546,414 of accrued expense of which $120,000 is accrued officers salaries, $106,391 of payroll taxes, $25,851 of other taxes payable and $137,966 of customer deposits. Long term liabilities include loans due to financial institutions of $23,379, the convertible notes payable of $367,500, loans due Officers and Directors of $371,063. The Company's assets consisted primarily of cash of $19,980, $147,468 in accounts receivable, $165,125 in inventory, $49,699 in prepaid expenses, $330,171 owing from KMR, (an affiliate of the Company), $193,018 owing from officers of the Company, and $8,592 of other assets.

     For the three months ended March 31, 2000, the net cash used for operating activities was $216,073 compared to $52,881 for the three months ended March 31, 1999 (an increase of $163,192 or 308.6%). As noted above, the main increase was comprised of a net loss of $397,018 for the three month period ending March 31, 2000 compared to a net loss of $279,800 for the three month period ended March 31, 1999 (an increase of $117,218 or 41.9%), and prepaid expenses increased to $35,078 for the three month period ended March 31, 2000 compared to $40,750 for the three month period ended March 31, 1999 (an increase of $75,828 or 186.1%). Inventory of $35,004 at March 31, 2000 increased from $5,080 at March 31, 1999 (an increase of $29,924 or 589.1%) and accounts payable increased to $221,540 at March 31, 2000 compared to $197,577 at March 31, 1999 (an increase of $23,963 or 12.3%).

     The Company increased its capital expenditures to $22,732 for the three-month period ended March 31, 2000 compared to $0 for the three month period ended March 31, 1999, all of which relate to the purchase of equipment.

     The Company increased its net cash from financing activities for the three months ended March 31, 2000 to $235,039 compared to $10,287 for the three month period ended March 31, 1999 (an increase of $245,326 or 2,384.8%). The major components were proceeds from convertible notes payable of $232,000 for the three month period ended March 31, 2000 compared to $0 for the three month period ended March 31, 1999, proceeds from shareholders' notes payable of $38,500 for the three month period ended March 31, 2000 compared to $0 for the three month period ended March 31, 1999, as well as proceeds from a Capital Lease of $22,732 for the three month period ended March 31, 2000 compared to $0 for the three month period ended March 31, 1999.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings
-------------------------

No report required.

Item 2. Changes in Securities and Use of Proceeds
-------------------------------------------------

No report required.

Item 3. Defaults Upon Senior Securities
---------------------------------------

No report required.

Item 4. Submission of Matters to a Vote of Security Holders
-----------------------------------------------------------

No report required.

Item 5. Other Information
-------------------------

No report required.

Item 6. Exhibits and Reports on Form 8-K
----------------------------------------

(a)  No exhibits required.
(c)  No reports required.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized

                                          ACCIDENT PREVENTION PLUS, INC.

Dated: May 16, 2000                       By: /s/ Steven Wahrman
-------------------                       ----------------------
                                          Steven Wahrman, President