Form 10QSB
period 1999-09-30
ACCIDENT PREVENTION PLUS INC
filed 2000-06-15
CIK 1084702

U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB


(Mark One)
[ X ]     QUARTERLY  REPORT  PURSUANT  TO SECTION 13 OR 15(d) OF THE  SECURITIES
     EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 1999

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

         Yes                        No    X

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Class                                    Outstanding as of June 1, 2000

Common Stock, $.001 par value            17,778,196

Transitional Small Business Disclosure Format (check one)

         Yes                 No     X

Part I.  FINANCIAL INFORMATION

Item 1. Financial Statements

The unaudited financial statements of Accident Prevention Plus, Inc. (the "Company") reflect all adjustments which are, in the opinion of management, necessary to present a fair statement of the operating results for the interim period presented.


                  ACCIDENT PREVENTION PLUS, INC. AND SUBSIDIARIES
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                       FOR THE THREE AND NINE MONTHS ENDED
                     SEPTEMBER 30, 1999 AND 1998 (UNAUDITED)

                                                                        Page
                                                                       Number
                                                                       ------

Consolidated Balance Sheets at September 30, 1999 (unaudited)
    and December 31, 1998                                                F-2

Consolidated Statements of Operations for the three and nine months
     ended September 30, 1999 and 1998 (unaudited)                       F-3

Consolidated Statement of Stockholders' Deficiency for the
    nine months ended September 30, 1999 (unaudited)                     F-4

Consolidated Statements of Cash Flows for the three and nine months
    ended September 30, 1999 and 1998 (unaudited)                    F-5 to F-6

Notes to Consolidated Financial Statements                           F-7 to F-21

                          ACCIDENT PREVENTION PLUS, INC. AND SUBSIDIARIES
                                    CONSOLIDATED BALANCE SHEETS

                                              ASSETS
                                              ------
                                                                           (Unaudited)
                                                                          September 30,   December 31,
                                                                               1999          1998
                                                                           -----------    -----------
Current Assets:
  Cash                                                                     $     1,827    $       192
  Accounts receivable - net                                                    190,093         31,736
  Inventory                                                                     20,436         14,952
  Prepaid expenses                                                              13,362         83,000
                                                                           -----------    -----------
     Total Current Assets                                                      225,718        129,880
                                                                           -----------    -----------

Property and Equipment, Net                                                     21,864         16,422
                                                                           -----------    -----------
Other Assets:
  Due from officer                                                             116,465         75,931
  Due from affiliate                                                           316,048        271,143
  Other                                                                         17,091          1,945
                                                                           -----------    -----------
     Total Other Assets                                                        449,604        349,019
                                                                           -----------    -----------

        Total Assets                                                       $   697,186    $   495,321
                                                                           ===========    ===========
                             LIABILITIES AND STOCKHOLDERS' DEFICIENCY
                             ----------------------------------------
Current Liabilities:
  Notes payable                                                            $   586,295    $   563,668
  Cash overdraft                                                                  --           19,813
  Accounts payable                                                             656,433        457,803
  Accrued expenses                                                             324,849        165,940
  Payroll taxes payable                                                         85,602         81,819
  Capital lease obligations                                                       --            2,896
  Customer deposits                                                            166,879           --
                                                                           -----------    -----------
     Total Current Liabilities                                               1,820,058      1,291,939
                                                                           -----------    -----------
Long Term Liabilities:
  Notes payable                                                                470,358        527,215
  Loans payable - officers                                                     394,817        399,134
  Notes payable - director                                                      37,500         37,500
                                                                           -----------    -----------
     Total Long Term Liabilities                                               902,675        963,849
                                                                           -----------    -----------

Total Liabilities                                                            2,722,733      2,255,788
                                                                           -----------    -----------
Common Stock Subject To Rescission Offer, - $.001 par value,
    114,062 shares issued and outstanding (Note 9)                             165,390           --
                                                                           -----------    -----------

Commitments & Contingencies (Note 8)                                              --             --
                                                                           -----------    -----------

Stockholders' Deficiency:
  Common Stock - $.001 par value, 50,000,000 shares authorized,
  17,638,238 and 17,295,970 shares  issued and outstanding, respectively        17,638         17,296
  Additional paid-in capital                                                   669,032        223,318
  Accumulated deficit                                                       (2,877,607)    (2,001,081)
                                                                           -----------    -----------
    Total Stockholders' Deficiency                                          (2,190,937)    (1,760,467)
                                                                           -----------    -----------

       Total Liabilities and Stockholders' Deficiency                      $   697,186    $   495,321
                                                                           ===========    ===========

                    See accompanying notes to consolidated financial statements

                          ACCIDENT PREVENTION PLUS, INC. AND SUBSIDIARIES
                               CONSOLIDATED STATEMENTS OF OPERATIONS
                                   FOR THE THREE AND NINE MONTHS
                           ENDED SEPTEMBER 30, 1999 AND 1998 (UNAUDITED)


                                                 (Unaudited)                    (Unaudited)
                                         For the three months ended      For the nine months ended
                                                September 30,                   September 30,
                                            1999            1998            1999            1998
                                        ------------    ------------    ------------    ------------
Net Sales                               $    239,648    $     60,578    $    356,394    $    159,019

Cost of Sales                                114,361          40,358         171,481         121,404
                                        ------------    ------------    ------------    ------------

Gross Profit                                 125,287          20,220         184,913          37,615
                                        ------------    ------------    ------------    ------------

Expenses:
  Selling, general and administrative        249,352         126,221         722,008         305,643
  Research and development                   117,715           9,800         260,121          28,133
                                        ------------    ------------    ------------    ------------

Total expenses                               367,067         136,021         982,129         333,776
                                        ------------    ------------    ------------    ------------
Loss before other income (expenses)
  and provision for income tax              (241,780)       (115,801)       (797,216)       (296,161)
                                        ------------    ------------    ------------    ------------

Other Income (expenses)
  Interest income                              8,639            --            25,916            --
  Interest expense                           (36,897)        (10,107)       (105,226)        (39,795)
                                        ------------    ------------    ------------    ------------

    Total Other Income (Expenses)            (28,258)        (10,107)        (79,310)        (39,795)
                                        ------------    ------------    ------------    ------------

Loss Before Provision for
  Income Taxes                              (270,038)       (125,908)       (876,526)       (335,956)

Provision for income taxes                      --              --              --              --
                                        ------------    ------------    ------------    ------------

Net Loss                                    (270,038)       (125,908)       (876,526)       (335,956)
                                        ------------    ------------    ------------    ------------

Other Items of Comprehensive Income             --              --              --              --
                                        ------------    ------------    ------------    ------------

Comprehensive Net Loss                  $   (270,038)   $   (125,908)   $   (876,526)   $   (335,956)
                                        ============    ============    ============    ============
Basic:
  Net Loss                              $       (.02)   $       --      $       (.05)   $       (.02)
                                        ============    ============    ============    ============

Weighted Average Number of Shares
  Outstanding                             17,717,443            --        17,435,742      17,180,970
                                        ============    ============    ============    ============


                   See accompanying notes to consolidated financial statements.

                                ACCIDENT PREVENTION PLUS, INC. AND SUBSIDIARIES
                                CONSOLIDATED STATEMENT STOCKHOLDERS' DEFICIENCY
                                 FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999
                                                  (UNAUDITED)




                                        Common Stock          Additional    Member's                     Total
                                 -------------------------     Paid-in      Capital     Accumulated   Stockholders'
                                    Shares        Amount       Capital    (Deficiency)    Deficit      Deficiency
                                 -----------   -----------   -----------   ----------   -----------    -----------

Balances at December 31, 1998     17,295,970   $    17,296   $   223,318        --      $(2,001,081)   $(1,760,467)

Issuance of common stock in
  connection with private
  placement memorandums, net
  of costs                           342,268           342       445,714        --             --          446,056
Net loss for the nine months
  ended September 30, 1999              --            --            --          --         (876,526)      (876,526)
                                 -----------   -----------   -----------   ----------   -----------    -----------

Balances at September 30, 1999    17,638,238   $    17,638   $   669,032        --      $(2,877,607)   $(2,190,937)
                                 ===========   ===========   ===========   ==========   ===========    ===========






                         See accompanying notes to consolidated financial statements.

                         ACCIDENT PREVENTION PLUS, INC. AND SUBSIDIARIES
                              CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR YEARS ENDED DECEMBER 31, 1998 AND 1997 AND FOR THE NINE MONTHS
                           ENDED SEPTEMBER 30, 1999 AND 1998 (UNAUDITED)


                                                           (Unaudited)                (Unaudited)
                                                   For the three months ended  For the nine months ended
                                                          September 30,              September 30,
                                                        1999        1998         1999          1998
                                                     ---------    ---------    ---------    ---------
Operating activities
  Net loss                                           $(270,038)   $(125,908)   $(876,526)   $(335,956)
    Adjustments to reconcile net loss to net
    cash used for operating activities:
    Depreciation and amortization                        1,625          807        8,250        2,166
    Common stock for services                             --           --           --           --
Decrease (increase) in:
    Inventory                                           50,037         --         (5,484)     (14,952)
    Accounts receivable                                (97,556)       6,023     (158,357)     (21,105)
    Prepaid expenses                                    49,596         --         69,638         --
    Other assets                                       (11,445)         615      (15,146)        --
(Decrease) increase in:
    Cash overdraft                                        --        (12,992)     (19,813)      13,670
    Accounts payable and accrued expenses               91,648      126,601      357,539      104,663
    Payroll taxes payable                                  140          205        3,783        5,705
    Customer deposits                                  166,879         --        166,879      (13,810)
                                                     ---------    ---------    ---------    ---------
Net cash used for operating activities                 (19,114)      (4,649)    (469,237)    (259,619)
                                                     ---------    ---------    ---------    ---------

Investing activities
     Purchase of property and equipment                (10,318)        --        (13,692)        --
                                                     ---------    ---------    ---------    ---------

Net cash used for investing activities                 (10,318)        --        (13,692)        --
                                                     ---------    ---------    ---------    ---------

Financing activities
 (Repayments of) proceeds from notes payable           (88,139)      (1,457)     (34,230)      90,803
  Repayments of capital lease contributions               --          1,238       (2,896)        --
  Other loan advances                                     --           --           --           (385)
  Sale of partnership interest                            --           --           --           --
  Proceeds from sale of common stock                    47,653         --        446,056         --
  Proceeds from common stock subject to rescission      64,837         --        165,390         --
  Advances (to) from affiliates and shareholders         6,685        4,868      (89,756)     166,238
                                                     ---------    ---------    ---------    ---------

Net cash provided by financing activities               31,036        4,649      484,564      256,656
                                                     ---------    ---------    ---------    ---------

Net increase (decrease) in cash                          1,604            0        1,635       (2,963)

Cash and cash equivalents at beginning of year             223            0    $     192    $   2,963
                                                     =========    =========    =========    =========

Cash and cash equivalents at end of year             $   1,827    $       0    $   1,827    $       0
                                                     =========    =========    =========    =========


                   See accompanying notes to consolidated financial statements.

                             ACCIDENT PREVENTION PLUS, INC. AND SUBSIDIARIES
                                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                                      FOR THE THREE AND NINE MONTHS
                              ENDED SEPTEMBER 30, 1999 AND 1998 (UNAUDITED)



                                                                (Unaudited)                  (Unaudited)
                                                        For the three months ended    For the nine months ended
                                                               September 30,                September 30,
                                                            1999            1998        1999            1998
                                                          --------        --------    --------        --------
Supplemental disclosure of non-cash flow information:
  Cash paid during the year for:
    Interest                                              $ 36,897        $  8,586    $105,226        $ 23,480
                                                          ========        ========    ========        ========
    Income taxes                                          $      0        $      0    $      0        $      0
                                                          ========        ========    ========        ========









                      See accompanying notes to consolidated financial statements.

                 ACCIDENT PREVENTION PLUS, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
         FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                                   (UNAUDITED)


NOTE 1 -- ORGANIZATION

     THE COMPANY
     -----------

     Accident Prevention Plus, Inc. (the "Company") was incorporated in the State of Nevada on October 28, 1998 to become the holding company of Accident Prevention Plus, LLC, a Limited Liability Company, (the "LLC") and International Purchasing Services, NY, Inc. ("IPS-NY").

     INC-NY/LLC
     ----------

     Accident Prevention Plus, Inc. ("Inc-NY") was incorporated during June 1993 in the State of New York as a standard corporation. During February 1996, Inc-NY was reorganized and converted to a Limited Liability Company. The LLC is treated as a partnership for financial and income tax purposes. The entities are engaged in the design, marketing and distribution of onboard computer recording and fuel monitoring systems for commercial and fleet vehicles.

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

     ACQUISITION OF IPS-NY
     ---------------------

     Simultaneously with the reorganization during October 1998, the Company acquired from IPS-NY's sole shareholder, 100% of the issued and outstanding common stock of IPS-NY by issuing 2,975,000 shares of its common stock. The acquisition was accounted for by the purchase method.

                 ACCIDENT PREVENTION PLUS, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
         FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                                   (UNAUDITED)


NOTE 1 -- ORGANIZATION (cont'd)

     KMR TELECOM, LTD.
     -----------------

     Simultaneously with the reorganization during October 1998, the Company also intended to acquire all of the issued and outstanding common stock of KMR Telecom, Ltd ("KMR"), a corporation organized under the laws of India for 800,000 shares of its common stock. During October of 1999, it was discovered that the laws of India prohibit a foreign entity from holding more than a 49% equity interest in a company organized under the laws of India. Accordingly, the Company and the shareholders of KMR entered into a rescission agreement canceling the transaction. The financial statements do not reflect the intended acquisition in accordance with the rescission agreement, the rescission was effectuated retroactively to October 1998.

     APP UK
     ------

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

NOTE 2 -- PRINCIPLES OF CONSOLIDATION

     The accompanying consolidated balance sheet at September 30, 1999 and December 31, 1998 include the accounts of the Company and its wholly owned subsidiaries, LLC, IPS-NY and APP UK (the "Companies") after elimination of all significant intercompany transactions and accounts. The statements of operations and cash flows for the year ended December 31 1998 include the balances of the Company and the LLC for the entire year and from October 28, 1998, (the acquisition date) to December 31, 1998 for IPS-NY since purchase accounting requires the elimination of all operating transactions of the acquired subsidiary prior to the date of the acquisition. For the nine and three months ended September 30, 1998 the statement of operations and cash flows are reflective of the operations of the LLC only. If the operating transactions of IPS-NY from January 1, 1998 to October 27, 1998 were included in the year ended December 31, 1998 consolidated statement of operations, the effect of major components would be as follows:

                                           Proforma
                                           ---------
                           Net Sales       $ 443,088
                           Cost of Sales     202,950
                                           ---------
                           Gross Profit      240,138
                           Expenses          801,424
                                           ---------
                           Net Loss        $(561,286)
                                           =========

                 ACCIDENT PREVENTION PLUS, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
         FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                                   (UNAUDITED)


NOTE 2 -- PRINCIPLES OF CONSOLIDATION (cont'd)

     If the operating transactions of IPS-NY from January 1, 1998 to September 30, 1998 were included in the nine months ended September 30, 1998 consolidated statement of operations, the effect of major components would be as follows:

                                           Proforma
                                           ---------
                           Net Sales       $ 364,419
                           Cost of Sales     178,171
                                           ---------
                           Gross Profit      186,248
                           Expenses          466,195
                                           ---------
                           Net Loss        $(279,947)
                                           =========

NOTE 3  -- GOING CONCERN

     The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. For the years ended December 31, 1998 and 1997, the Company generated net losses of $605,241 and $661,621, respectively. Additionally, as of December 31, 1998, the Company has a working capital deficiency amounting to $1,162,059.

     As of December 31, 1998, the Company owes approximately $81,819 of payroll taxes and related penalties and interest. Certain taxing authorities have filed liens against the Company as a result of the unpaid payroll taxes. Should the taxing authorities take further actions, the results could be detrimental to the Company's ability to operate.

     The Company is aggressively attempting to obtain additional contracts in order to mitigate future losses. The Company is in the process of complying with the Securities and Exchange Commission's (SEC) rules regarding fulfillment of eligibility Rule 15c2-11, adopted under the Securities Act of 1934, as amended in order for broker dealers to publish quotations in the Company's securities. Management is optimistic that such compliance will enable the Company to raise additional capital. However, there can be no assurance that it will be able to obtain additional contracts and pay its payroll taxes or to comply with SEC eligibility requirements for publishing of quotations in the Company's securities.

     These facts raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should the Company be unable to continue in operation.

                 ACCIDENT PREVENTION PLUS, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
         FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                                   (UNAUDITED)


NOTE 4 -- INTERIM RESULTS AND BASIS OF PRESENTATION

     The unaudited financial statements as of September 30, 1999 and for the three and nine month periods ended September 30, 1999 and 1998 have been prepared by us and are unaudited. In our opinion, the unaudited financial statements reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of September 30, 1999 and the results of our operations and cash flows for the three and nine month periods ended September 30, 1999 and 1998.

     The financial data and other information disclosed in these notes to the interim financial statements related to these periods are unaudited. The results for the three and nine month period ended September 30, 1999 and 1998 are not necessarily indicative of the results to be expected for any subsequent quarter or the entire fiscal year ending December 31, 1999. The balance sheet at December 31, 1998 has been derived from the audited financial statements at that date.

     Certain information and footnoted disclosures normally included in financial statements prepared in accordance with accounting principals generally accepted in the United States have been condensed or omitted pursuant to the Securities and Exchange Commission's rules and regulations. It is suggested that these unaudited financial statements be read in conjunction with our audited financial statements and notes thereto for the year ended December 31, 1998 as included in our report on Form 10SB filed on January 14, 2000.

NOTE 5 -- DUE FROM AFFILIATE

     Due from affiliate consists of a loan receivable from KMR Telecom, Ltd. ("KMR") a corporation organized under the laws of India, which is affiliated with the Company through common stock ownership with the chief executive officer of the Company. The loan is held by IPS - NY and bears interest at 12% per annum. The Company's chief executive officer has pledged to the Company as collateral for the loan his 49% interest in KMR. At September 30, 1999 and December 31, 1998 the loans due from KMR were $316,581 and $271,143, respectively. Interest income recorded by the Company related to such loan for the nine months ended September 30, 1999 and 1998 were $25,916 and $-0-, respectively, and $8,639 and $-0-, respectively, for the three months ended September 30, 1999 and 1998 respectively.

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

                 ACCIDENT PREVENTION PLUS, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
         FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                                   (UNAUDITED)


NOTE 6 -- NOTES PAYABLE (cont'd)

          Additionally, IPS-NY executed a new note in the amount of $60,620 bearing interest at 9% per annum and maturing in one year. Such note represents the accrued and unpaid interest on the original IPS-NY note of $500,000 dated December 24, 1996. Lastly, in lieu of canceling the original IPS-NY $500,000 note dated December 24, 1996, the Company executed a new note in the amount of $500,000, bearing interest at prime rate plus 2% per annum. The new note was to be paid at the rate of $5,000 per month during the first year, $10,000 per month during the second year and $15,000 per month during the third year. At the end of the third year, the entire principal balance remaining, together with any accrued interest, shall be due and payable. As of December 31, 1998 the principal balances on the newly issued $500,000 note, the newly issued $60,620 note and the original $100,0000 SBA note are $497,306, $60,620 and $58,140, respectively. As of September 30, 1999 the principal balances on the newly issued $500,000 note, the newly issued $60,620 note and the original $100,000 SBA note are $491,164, $43,828 and $46,844, respectively.

          All notes associated with the above settlement agreement are secured by the Company's common stock owned by its Chief Executive Officer and all assets of the Company.

     b)   HSBC Bank USA (formerly Marine Midland Bank)
          --------------------------------------------

          On September 17, 1996, the LLC borrowed $500,000 by executing a promissory note with HSBC Bank USA (formerly Marine Midland Bank) ("HSBC") with the note being partially guaranteed by SBA. Such note was for a term of one-year bearing interest at 10.25% per annum. The current terms of the note are payments of interest only at 9.75% per annum and due on demand. The Company is currently in the process of negotiating a long-term payout for this note. As of September 30, 1999 and December 31, 1998 the balance due is $474,817 and is classified as current.

          The note is secured by all of the assets of the Company, along with personal guarantees by the Chief Executive Officer and President.

     Annual aggregate maturities of notes payable are as follows as of December 31, 1998:

          Year ended December 31:
               1999                                  $   563,668
               2000                                       89,611
               2001                                      146,044
               2002                                      291,560
               2003                                         --
               Thereafter                                   --
                                                     -----------
                                                     $ 1,090,883
                                                     ===========

                 ACCIDENT PREVENTION PLUS, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
         FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                                   (UNAUDITED)


NOTE 7 -- CAPITAL LEASE OBLIGATIONS

     During October 1995 and March 1996, the LLC acquired office equipment with the following terms and conditions:

     i) On October 25, 1995, computer equipment was acquired for $7,051 by entering into a capital lease obligation with interest at approximately 13% per annum, requiring 36 monthly payments of $361 which include principal and interest. The lease is secured by the related equipment. At September 30, 1999, the lease was repaid in full.

     ii) On March 25, 1996, office equipment was acquired for $3,390 by entering into a capital lease obligation with interest at approximately 10% per annum, requiring 36 monthly payments of $94 which include principal and interest. The lease is secured by the related office equipment. At September 30, 1999, the lease was repaid in full.

NOTE 8 -- COMMITMENTS AND CONTINGENCIES

     a)   Year 2000
          ---------

          The Companies have addressed and will continue to address the year 2000 issue to ensure the reliability of its operational systems. The Companies have and will continue to make certain investments in its software systems and applications to ensure that they are Year 2000 compliant. These expenditures, which are expensed as incurred, are not expected to be material. The Companies are also working with their financial institutions with which they conducts their business to ensure their compliance with Year 2000 issues in order to avoid any interruptions in their business.

     b)   Payroll taxes
          -------------

          As of September 30, 1999 and December 31, 1998, the Company owes approximately $85,602 and $81,819, respectively, of payroll taxes and related estimated penalties and interest. Federal and state tax liens have been filed against the Company in connection with unpaid payroll taxes. Although the Company has not entered into any formal repayment agreements with the respective tax authorities, it has been attempting to make monthly payments as funds become available.

     c)   Advances from grant
          -------------------

          In 1996, Inc-NY entered into a grantee award agreement with the University of South Florida ("USF") for the project entitled Fuel Intake Monitoring System ("FIMS"). USF received a grant ($428,793) for the project and forwarded the proceeds directly to a sub-contractor chosen by Inc - NY and USF. Inc - NY's role was to direct the project, fund the research and development and to bring the product technology to a saleable commercial product.

                 ACCIDENT PREVENTION PLUS, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
         FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                                   (UNAUDITED)


NOTE 8 -- COMMITMENTS AND CONTINGENCIES (cont'd)

     c)   Advances from grant (cont'd)
          ----------------------------

          Pursuant to the agreement, USF was to receive structured repayments based on revenues generated from the product sales. In the event that there are no revenues within two years after the completion of the USF funding, all rights to the product technology which was funded will revert exclusively to USF. At September 30, 1999, The Company has not sold FIMS products to date.

     d)   401K Employee Benefit Plan
          --------------------------

          During 1994, IPS-NY established a non-contributory 401K employee benefit plan on behalf of its employees. As of September 30, 1999 and December 31, 1998, IPS-NY has failed to remit approximately $5,000 to such plan, and accordingly, such amount has been included in accounts payable.

     e)   Lack of Insurance
          -----------------

          The Companies ceased maintaining any product liability insurance or any other form of general insurance in October 1997. In December 1999, the Companies obtained product liability and general insurance. Although the Companies are not aware of any claims resulting from product malfunctions, there is no assurance that none exists.

     f)   Significant customers and vendors
          ---------------------------------

          For the nine months ended September 30, 1999 and 1998, the Company had three and three unrelated customers, respectively, which accounted for approximately 49 %, 24 %, and 22 %, and 25 %, 21 %, and 9 %, respectively, of total revenues. As of September 30, 1999, the Company had two unrelated customers who accounted for approximately 42% and 30% of accounts receivables. As of December 31, 1998, the Company had two unrelated customers who accounted for approximately 59% and 40% of accounts receivables.

     g)   Lease Commitments
          -----------------

          i)   Office Space
               ------------

               During the nine months ended September 30, 1999 and 1998, both the LLC and IPS-NY shared a common office space. Prior to April 1998, such office spaces were rented on a month-to-month basis. In April 1998, IPS-NY entered into a reciprocal agreement with Jaco Electronics, Inc. ("Jaco"). The agreement stipulates that Jaco will provide, for eighteen months, office space valued at $1,500 per month and warehousing and shipping support valued at $5,000 per month. In lieu of such support, IPS-NY agreed to transfer its then existing backlog sales orders to Jaco, which amounted to approximately $300,000.

                 ACCIDENT PREVENTION PLUS, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
         FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                                   (UNAUDITED)


NOTE 8 -- COMMITMENTS AND CONTINGENCIES (cont'd)

     g)   Lease Commitments
          -----------------

          i)   Office Space (cont'd)
               ---------------------

               The warehousing and shipping services provided by Jaco have been accounted for as services provided to the LLC. For the nine months ended September 30, 1999 and 1998, the Company has recorded $13,500 and $5,500, respectively of rent expense related to this agreement. For the three months ended September 30, 1999 and 1998, the Company has recorded rent expense of $4,500 and $3,000, respectively.

          ii)  Vehicles
               --------

               The Company leases three vehicles under non-cancelable operating leases. Total lease expense was approximately $12,276 and $16,710 for the nine months ended September 30, 1999 and 1998, respectively. At December 31, 1998, the aggregate future minimum lease payments due under these non-cancelable leases are $7,487 and $4,294 for the years ended December 31, 1999 and 2000, respectively.

     h)   Independent Contractors' Installation and Service Agreements
          ------------------------------------------------------------

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

          From inception through September 30, 1999, no services have been performed by the above four foreign entities. In connection with the LLC's reorganization during October 1998, the four foreign corporations exchanged each of their respective 4.9% interests in the LLC for a total of 3,180,000 shares of the Company.

     i)   Bristol Consulting Ltd.
          -----------------------

          On July 30, 1998, the LLC entered into a consulting agreement with Bristol Consulting Ltd. ("Bristol") for the assistance and advise of commercial application in Europe, the Middle East and the Far East as to corporate structure, capital acquisitions, contract applications, and mergers and acquisitions.

                 ACCIDENT PREVENTION PLUS, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
         FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                                   (UNAUDITED)


NOTE 8 -- COMMITMENTS AND CONTINGENCIES (cont'd)

     i)   Bristol Consulting Ltd. (cont'd)
          --------------------------------

          The consulting agreement is for a period of five years requiring monthly payments of $5,000 for the first three months and $10,000 a month for the remaining term of the consulting agreement.

          For the nine months ended September 30, 1999 and 1998, the LLC paid $33,000 and $14,600, respectively, to Bristol. As of September 30, 1999 and December 31, 1998, the LLC has accrued a total of $77,400 and $20,400, respectively.

          Lastly, in connection with such consulting agreement, Bristol received 837,414 shares of common stock of the Company upon the reorganization of the LLC in October 1998 for its 5% partnership interest in the LLC.

     j)   Royce Anderson and Monroe, Inc.
          -------------------------------

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

     k)   Software Hardware Specialists, Inc.
          -----------------------------------

          On December 17, 1998, the Company entered into a joint venture agreement with Software Hardware Specialists, Inc. ("Software Specialists") which became effective on January 4, 1999. Software Specialists will provide the engineering and manufacturing management along with engineering design of the Company's products. The Company will jointly provide engineering support, manufacturing management and engineering design to Software Specialists for a period of three years.

          The Company will pay Software Specialist for a period of three years at established hourly rates. For the nine months ended September 30, 1999, the Company paid Software Specialist $137,970.

                 ACCIDENT PREVENTION PLUS, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
         FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                                   (UNAUDITED)


NOTE 8 -- COMMITMENTS AND CONTINGENCIES (cont'd)

     l)   ATA Foundation, Inc.
          --------------------

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

          As of September 30, 1999, the Company has billed a total of $78,010 in connection with such agreement.

     m)   Carnegie Mellon University
          --------------------------

          On November 19, 1998, the LLC entered into a non-disclosure agreement with Carnegie Mellon University ("Carnegie") in connection with a letter of intent dated January 6, 1998. The letter of intent stipulated Carnegie's cooperation in working with the LLC for the development of new products and research and development of new prototypes. The non-disclosure agreement established the terms governing the use and protection of certain confidential information by both Carnegie and the LLC. As of September 30, 1999, the LLC and Carnegie have not entered into a formal contract regarding such joint venture. However, the LLC has made payments to Carnegie totaling $20,000 through September 30, 1999 for research and development

     n)   American Overseas Corporation
          -----------------------------

          The LLC and American Overseas Corporation, ("AOC"), an investment company formed under the laws of British Virgin Islands, entered into a distributor agreement dated August 20, 1998 pursuant to which AOC agreed to (i) assist in the establishment of marketing and distributing services for certain of the Company's products worldwide, and (ii) pay the LLC $5 million within a thirty-six (36) month period for the non-exclusive unlimited rights to purchase products at a price of 5% above cost and to sell those products worldwide. In accordance with the agreement on August 20, 1999, AOC was to remit $2 million to the Company.

          On July 22, 1999, the LLC and AOC agreed to amend the contract whereby the $5 million is to be paid as follows: i) $1 million within 60 days from the date that the Company becomes publicly traded, ii) an additional $1 million is to be paid within twelve (12) months of the beginning trade date and iii) the balance of $3 million to be paid on or before thirty-six (36) months from the date of the contract. Lastly, AOC will purchase the Company's product at distributor's cost.

                 ACCIDENT PREVENTION PLUS, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
         FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                                   (UNAUDITED)


NOTE 9 -- COMMON STOCK SUBJECT TO RESCISSION OFFER

     Common stock sold subsequent to August 3, 1999 pursuant to the Company's limited offering memorandum of January and April 1999, as discussed in note 10c may be in violation of the requirements of the Securities Act of 1933. In addition, certain state securities rules and regulations may not have been complied with to ensure availability of a private placement transaction exemption. As such, the proceeds of $165,390 from the issuance of 114,062 shares of common stock through September 30, 1999 have been classified outside of equity in the balance sheet and classified as common stock subject to rescission. As of September 30, 1999, none of the related investors have requested the Company to repurchase their shares.

NOTE 10 -- STOCKHOLDERS' DEFICIENCY

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

     b)   Non-qualified Stock Option Plan
          -------------------------------

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

     c)   Limited Offering Memorandums
          ----------------------------

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

                 ACCIDENT PREVENTION PLUS, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
         FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                                   (UNAUDITED)


NOTE 10 -- STOCKHOLDERS' DEFICIENCY(cont'd)

     c)   Limited Offering Memorandums (cont'd)
          -------------------------------------

          As of September 30, 1999, the Company has sold an aggregate of 456,330 shares for the two offerings, yielding net proceeds of $611,446 after offering costs.

          Common stock sold subsequent to August 3, 1999 pursuant to the Company's limited offering memorandums of January and April 1999, may be in violation of the requirements of the Securities Act of 1933. In addition, certain state securities rules and regulations may not have been complied with to ensure availability of a private placement transaction exemption. As such, the proceeds of $165,390 from the issuance of the 114,062 shares of common stock through September 30, 1999 have been classified outside of equity in the September 30, 1999 balance sheet and classified as common stock subject to rescission. As of September 30, 1999 none of the related investors have requested the Company to repurchase their shares.

NOTE 11 -- RELATED PARTY TRANSACTIONS

     a)   Loans Payable - Officers
          ------------------------

          As of September 30, 1999 and December 31, 1998, loans payable-officers amounting to $394,817 and $399,134, respectively, represent loans made by the President and the Chief Executive Officer of the Company as follows:

          i) The loans of the President of the Company as of September 30, 1999 and December 31, 1998 amounted to $375,655 and $325,751, respectively, and are comprised of the following:

               A $50,000 promissory note with interest accruing at 8% per annum, which is due on demand. (See note 10d(i)).

               A $240,000 loan, which the officer has secured personally through a financial institution. The Company has guaranteed to reimburse the officer for all interest and the direct cost of such loan. This loan bears interest at 9.25% per annum.

               The remainder is comprised of advances to the Company and unreimbursed expenses which are non-interest bearing.

          ii) The loans due the Chief Executive Officer amounting to $19,162 and $73,383 at September 30, 1999 and December 31, 1998, respectively, are non- interest bearing and represent advances to the Company and unreimbursed expenses.

                 ACCIDENT PREVENTION PLUS, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
         FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                                   (UNAUDITED)


NOTE 11 -- RELATED PARTY TRANSACTIONS (cont'd)

     b)   Due From Officer
          ----------------

          As of September 30, 1999 and December 31, 1998, due from officer amounting to $182,577 and $75,931, respectively, represents advances to an officer which are non-interest bearing and due on demand.

     c)   Employment agreements
          ---------------------

          Between November 1995 and January 1996, the LLC entered into three separate employment agreements with its then Executive Vice President, Chief Executive Officer and President.

          The employment agreements were for a term of five years with annual salaries of $51,600, $60,000 and $60,000 respectively. The Executive Vice President, pursuant to his agreement, was also entitled to commissions on the LLC's gross sales ranging from 2% to 1/2% based on certain sales levels. In addition, all of the employment agreements allowed for certain other fringe benefits such as health insurance, travel and entertainment reimbursements, full reimbursement of auto insurance, and $500 per month each towards auto leases. In lieu of the auto lease obligation the LLC entered into two commitments for auto leases (see note 9gi(i)). As a result of the LLC not generating any profits, none of the salaries pursuant to the above agreements were paid through December 31, 1998. Accordingly, effective December 31, 1998, the three officers of the LLC signed a release which forgave all past consideration pursuant to the employment agreements and entered into new agreements effective January 1, 1999 as discussed below.

          On January 1, 1999, the Company entered into three separate employment agreements with its Chief Executive Officer, Chief Operating Officer and Executive Vice President. The employment agreements are for an initial one-year term with renewable (5) five one-year terms based on a majority vote of the Board of Directors. Each officer is entitled to an annual salary of $120,000 with annual increases based on The Consumer Price Index, along with a cash bonus of 1% of the annual net profits of the Company. The foregoing options are intended to qualify as incentive stock options. Each agreement includes benefits such as disability and health insurance coverage, automobile and expense allowances, travel and entertainment allowances, and options to purchase 500,000 shares of the Company's common stock at $1.45 per share within five years from the effective date of the agreements.

          Lastly, pursuant to the agreements, all three officers have agreed to defer the first six months of their salary, which will be paid at a later date. Accordingly, as of September 30, 1999, the Company has accrued $270,000 of salary and paid $ 0.

                 ACCIDENT PREVENTION PLUS, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
         FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                                   (UNAUDITED)


NOTE 11 -- RELATED PARTY TRANSACTIONS (cont'd)

     d)   Notes Payable
          -------------

          i)   Officer
               -------

               During June 1996, the LLC borrowed $50,000 from its president at an interest rate of 8% for a term of 180 days pursuant to a promissory and demand note. As of September 30, 1999, such note remains unpaid as a result of the LLC receiving a waiver of repayment until December 31, 1999. The LLC has continued to accrue interest on the note at the rate of 8% per annum through September 30, 1999. As of September 30, 1999 and December 31, 1998, accrued interest on such note amounted to $13,000 and $10,000, respectively.

          ii)  Director
               --------

               During August and December 1997, the LLC borrowed $16,500 and $17,000, respectively, from a director of the Company without interest, payable ninety days from date of borrowing. As of September 30, 1999, such note remains unpaid as a result of the LLC receiving a waiver of repayment until December 31, 1999.

NOTE 12 -- SUBSEQUENT EVENTS

     a)   Common Stock Subject to Recession
          ---------------------------------

          As stated in note 9 common stock sold subsequent to August 3, 1999 pursuant to the Company's limited offering memorandums of January and April 1999, may be in violation of the requirements of the Securities Act of 1933. Subsequent to September 30, 1999 the Company has received proceeds of $37,549 from the issuance of 25,896 shares of common stock related to the limited offering memorandums.

     b)   Convertible Promissory Note
          ---------------------------

          On December 16, 1999, the Company executed a $250,000 convertible promissory note, with an individual, bearing interest at 15% per annum with principal payable in full on December 31, 2001. The promissory note contains a provision stating that beginning January 2, 2001 that upon a 10 day notice the note is due on demand. On September 30, 2000 the note is convertible into common stock at the rate of $1.45 per share. There also is a prepayment penalty provision if the Company prepays the note in the first thirteen months. The Company had received $150,000 in December 1999 related to the note with the remaining $100,000 received in January2000. On February 27, 2000 and March 21, 2000, the Company executed two convertible 15% promissory notes with the individual aggregating $100,000. The Promissory notes are due on December 31, 2001, bearing interest at 15% per annum and are payable monthly in arrears or upon maturity or any earlier conversion of the note. At any time subsequent to September 30, 2000 the noteholder will have the right to convert the principal and accrued interest in whole or in part into common stock at a $1.45 per share.

                 ACCIDENT PREVENTION PLUS, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
         FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                                   (UNAUDITED)


NOTE 12 -- SUBSEQUENT EVENTS (cont'd)

     b)   Convertible Promissory Note (cont'd)
          ------------------------------------

          During March 2000, the Company issued seven convertible 10% promissory notes aggregating $279,000, in April 2000 from the remaining four noteholders. The promissory notes are due on December 31, 2001, bearing interest at 10% per annum and are payable monthly in arrears or upon maturity or any earlier conversion of the note. At any time subsequent to September 30, 2000, the noteholder will have the right to convert the principal and accrued interest in whole or in part into common stock at a $1.45 per share.

FORWARD LOOKING STATEMENTS

     Statements made in this Form 10-QSB that are not historical or current facts are "forward-looking statements" made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933 (the "Act") and Section 21E of the Securities Exchange Act of 1934. These statements often can be identified by the use of terms such as "may", "will", "expect", "believe", "anticipate", "estimate", "approximate" or "continue", or the negative thereof. The Company intends that such forward-looking statements be subject to the safe harbors for such statements. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management's best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond the control of the Company that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. These factors include adverse economic conditions, entry of new and stronger competitors, inadequate capital, unexpected costs, failure to successfully penetrate the Company's markets both in the United States and in foreign countries, and failure to capitalize upon access to new markets. The Company disclaims any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

Item 2. Management's Discussion and Analysis or Plan of Operation

General

     During fiscal years 1999 and 1998, the Company focused primarily on the research, development and design of the AP+Series products and related products, and generated little revenues. During these fiscal years, the principals of the Company invested personal funds, arranged for loans and lines of credit from financial institutions, obtained private debt financing from various investors, and secured grants to support the development and operating expenses of the Company.

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

     During the nine-month period ended September 30, 1999, sales of the AP+Series products to the Company's customers accounted for approximately 100% of total gross revenues. Although the Company intends to expand its marketing of the AP+Series and related products in non-transportation industries, such as the medical fields, management of the Company believes that sales of the AP+Series and related products to its customers in the fleet management and driver training industries will continue to be an important line of business for the Company for the next several years.

Results of Operation

Nine-Month Period Ended September 30, 1999 Compared to Nine-Month Period Ended September 30, 1998

     Net revenues during the nine-month period ended September 30, 1999 and 1998 were $356,394 and $159,019, respectively. Net revenues increased by approximately $197,375 or 124% for the nine-month period ended September 30, 1999 as compared to the nine-month period ended September 30, 1998. The increase in net revenues during the nine-month period ended September 30, 1999 was primarily due to the sale of AP+Series products to AFT-IFTM (a driver training school) and American Trucking Association ("ATA") at $251,000 and $70,000, respectively. Gross profit during the nine-month period ended September 30, 1999 and 1998 amounted to $184,913 and $37,615, respectively, or a net increase of $147,298. Gross profit percentages for the nine-month periods ended September 30, 1999 and 1998 were 52% and 24%, respectively, or a net increase of approximately 117%.

     The increase in gross profit is attributable to discounts for volume purchases, reduced component costs, and cost savings from the redesign of the PC board. The increase in revenues and gross profit during the nine-month period ended September 30, 1999 as compared to the nine-month period ended September 30, 1998 is attributable to (i) the emergence of the Company from primarily a developmental and research company during fiscal year 1998 to a revenue generating stage, (ii) creation of a marketing campaign, and (iii) fulfillment of major orders. The Company and its subsidiaries have entered into various agreements with certain entities in order to establish distribution channels in foreign and domestic countries, realized successful performance of certain pilot tests and development of new products.

     Selling, general and administrative expenses for the nine-month period ended September 30, 1999 and 1998 were $722,008 and $305,643, respectively (an increase of $416,365 or 136%). In general, selling, general and administrative expenses include corporate overhead, administrative salaries, shipping and warehousing costs, selling expenses, consulting costs, and professional fees. The increase in selling, general and administrative expenses for the nine-month period ended September 30, 1999 were primarily due to the Company incurring increased costs associated with salaries, consulting fees and travel, which amounted to approximately $250,000, $75,000 and $40,000, respectively.

     Research and development expenses for the nine-month period ended September 30, 1999 were $260,121 as compared to $28,133 for the nine-month period ended September 30, 1998 (an increase of $231,988 or 825%). The increase in research and development expenses is primarily due to the development of an upgradeable onboard recording system and the Company's ongoing perfecting and expanding of the capabilities of its products. Moreover, the expenditures for research and development were reduced during fiscal year 1998 since the Company had limited funds and utilized available funds for the offer and sale of its equity securities during 1999. During 1998, the Company had redirected its use of available funds in order to obtain contracts and raise additional funds, which were utilized for further research and development expenses and establishment of a corporate infrastructure.

     Interest expense increased to $105,226 during the nine-month period ended September 30, 1999 compared to interest expense of $39,795 during the nine-month period ended September 30, 1998 (an increase of $65,431 or 164%). The increase is primarily attributable to interest relating to the loan from HSBC Bank to the Company and to the loan from the Bank of Smithtown to International Purchasing Services, Inc. ("IPS") (which interest had not been included in the nine-month period ended September 30, 1998 prior to the acquisition by the Company of IPS on October 28, 1998).

     As discussed above, the increase in net loss during the nine-month period ended September 30, 1999 as compared to the nine-month period ended September 30, 1998 is attributable primarily to a substantial increase in selling, general and administrative expenses and an increase in research and development expenses. The Company's net earnings (losses) during the nine-month period ended September 30, 1999 were approximately ($876,526) or ($0.05) per share compared to a net loss of approximately ($335,956) or ($0.02) per share (an increase of

161%) during the nine-month period ended September 30, 1998.The weighted average number of diluted shares outstanding were 17,435,742 for the nine-month period ended September 30, 1999 compared to 17,180,970 for nine-month period ended September 30, 1998.

Three-Month Period Ended September 30, 1999 Compared to Three-Month Period Ended September 30, 1998

     Net revenues during the three-month period ended September 30, 1999 and 1998 were $239,648 and $60,578, respectively. Net revenues increased by approximately $179,070 or 296% for the three-month period ended September 30, 1999 as compared to the three-month period ended September 30, 1998. The increase in net revenues during the three-month period ended September 30, 1999 was primarily due to the sale of AP+Series products to AFT-IFTM and ATA at $214,000 and $70,000, respectively. Gross profit during the three-month period ended September 30, 1999 and 1998 amounted to $125,287 and $20,220, respectively, or a net increase of $105,067. Gross profit percentages for the three-month period ended September 30, 1999 and 1998 were approximately 52% and 33%, respectively, or a net increase of approximately 58%.

     Selling, general and administrative expenses for the three-month period ended September 30, 1999 and 1998 were $249,352 and $126,221, respectively (an increase of $123,131 or 98%. The increase in selling, general and administrative expenses for the three-month period ended September 30, 1999 were primarily due to the Company incurring increases costs associated with its marketing efforts, professional fees, overseas operations and overhead costs.

     Research and development expenses for the three-month period ended September 30, 1999 were $117,715 as compared to $9,800 for the three-month period ended September 30, 1998 (an increase of $107,915 or 1101%). The increase in research and development expenses is primarily due to the development of an upgradeable onboard recording system and the Company's ongoing perfecting and expanding of the capabilities of its products.

     Interest expense increased to $36,897 during the three-month period ended September 30, 1999 compared to interest expense of $10,107 during the three-month period ended September 30, 1998 (an increase of $26,790 or 265%). The increase is primarily attributable to interest relating to the loan from HSBC to the Company and the loan from the Bank of Smithtown to IPS (which interest had not been included in the three-month period ended September 30, 1998 prior to the acquisition by the Company of IPS on October 28, 1998).

     As discussed above, the increase in net loss during the three-month period ended September 30, 1999 as compared to the three-month period ended September 30, 1998 is attributable primarily to a substantial increase in selling, general and administrative expenses and an increase in research and development expenses. The Company's net earnings (losses) during the three-month period ended September 30, 1999 were approximately ($270,038) or ($0.02) per share compared to a net loss of approximately ($125,908) or $0.00 per share (an increase of 114%) during the three-month period ended September 30, 1998. The weighted average number of diluted shares outstanding were 17,717,443 for the three-month period ended September 30, 1999 compared to 0 for the three-month period ended September 30, 1998.

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

     As of September 30, 1999, the Company's current assets were $225,718 and its current liabilities were $1,820,058, which resulted in a working capital deficit of $1,594,340. As of September 30, 1999, the Company's total liabilities were $2,722,733, and the Company's total liabilities exceeded its total assets by $2,025,547. The Company's Stockholders' deficit increased from $1,760,467 at December 31, 1998, to $2,190,937 at September 30, 1999.

     As of September 30, 1999, the Company was not in compliance with terms of loans due to financial institutions totaling $586,295 requiring the loans to be reflected as current liabilities. To date, the financial institutions have not taken any actions and are in the process of restructuring or waiving the default of the loans. Also, included in the current liabilities are accounts payable of $656,433, $324,849 of accrued expense ($270,000 is accrued officers' salaries), $85,602 of payroll taxes and $166,879 of customer deposits. Long-term liabilities include loans due to financial institutions of $470,358 loans due officers and directors of $432,317. The Company's assets consisted primarily of cash of $1,827, $190,093 in accounts receivable, $20,436 in inventory, $13,362 in prepaid expenses, $316,048 owing from KMR Telecom Limited, (an affiliate of the Company), $116,465 owing from officers of the Company, and $17,091 of other assets.

     For the nine-months ended September 30, 1999 the Company's net cash used for operating activities was $469,237 compared to net cash used for operating activities of $259,619 for the nine-months ended September 30, 1998 (an increase of $209,618 or 81%). The increase was primarily due to a net loss of $876,526 for the nine-month period ended September 30, 1999 compared to a net loss of $335,956 for the nine-month period ended September 30, 1998 (an increase of $540,570 or 161%), and an increase in accounts payable, customer deposits and accounts receivables.

     The Company increased its capital expenditures to $13,692 for the nine-month period ended September 30, 1999 compared to $0 for the nine-month period ended September 30, 1998, all of which relate to the purchase of equipment.

     The Company increased its net cash from financing activities for the nine-month period ended September 30, 1999 to $484,564 compared to $256,656 for the nine-month period ended September 30, 1998 (an increase of $227,908 or 89%). The major component consisted of proceeds from sale of common stock of $611,446 for the nine-month period ended September 30, 1999 compared to $0 for the nine-month period ended September 30, 1998.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

No report required.

Item 2. Changes in Securities and Use of Proceeds

No report required.

Item 3. Defaults Upon Senior Securities

No report required.

Item 4. Submission of Matters to a Vote of Security Holders

No report required.

Item 5. Other Information

No report required.

Item 6. Exhibits and Reports on Form 8-K

(a) No exhibits required.
(b) No reports required.

SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              ACCIDENT PREVENTION PLUS, INC.

Dated: June 14, 2000                          By: /s/ Steven Wahrman
--------------------                          ----------------------
                                              Steven Wahrman, President