Form 10KSB40/A
period 1999-12-31
ACCIDENT PREVENTION PLUS INC
filed 2000-07-18
CIK 1084702

U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                               AMENDMENT NO. 1 TO
                                   FORM 10-KSB


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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the most practicable date:


Class                                          Outstanding as of July 12, 2000
Common Stock, $.001 par value                  17,778,196

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


     Effective as of October 28, 1998, the Company entered into an Exchange Agreement (the "Exchange Agreement") with all of the equity members of APP LLC pursuant to which it was agreed that the equity members would exchange their interests in APP LLC for shares of common stock of the Company and the Company would issue to the equity members shares of its common stock. In accordance with the terms and provisions of the Exchange Agreement, the Company acts as the holding company of APP LLC and IPS-NY. As used in this Annual Report, the term "Company" will include the subsidiaries of the Company unless otherwise individually referenced.

     Acquisition of International Purchasing Services, Inc.

     International Purchasing Services, Inc. ("IPS-NY") was incorporated under the laws of the State of New York on March 3, 1993 to provide general purchasing services for other companies, and is a wholly-owned subsidiary of the Company. Effective as of October 28, 1998, the Company acquired IPS-NY by entering into an Agreement and Plan of Reorganization ("Plan of Reorganization") with IPS-NY. As of the date of this Annual Report, IPS-NY is primarily responsible to the Company for general shipping, receiving and warehousing services, and for providing general purchasing services for the supply of electromechanical active and passive components.

     Termination of KMR Telecom Ltd.

     On October 28, 1998, the Company also simultaneously acquired KMR Telecom, Ltd., a corporation organized under the laws of India ("KMR") by entering into an Agreement and Plan of Reorganization with KMR. During October 1999, however, management of the Company determined that there was a mistake of fact involving the Agreement and Plan of Reorganization with KMR. Management discovered that the laws of India prohibited a foreign entity from holding more than a 49% equity ownership interest in a company organized under the laws of India. Therefore, the Agreement and Plan of Reorganization between the Company and KMR was in violation of the laws of India. On November 21, 1999, retroactively effective to October 28, 1998, the Company entered into a Rescission Agreement with KMR pursuant to which it was agreed that the Agreement and Plan of Reorganization with KMR would be set aside and KMR would cease to be a wholly-owned subsidiary of the Company with no further rights or duties to the Company.

     Establishment of United Kingdom Subsidiary - Accident Prevention Plus (UK) Limited

     On September 13, 1999, Accident Prevention Plus (UK) Limited ("APP UK") was formed as a private limited company under the laws of England and Wales. As of the date of this Annual Report, APP UK is a wholly-owned subsidiary of the Company and will provide services including, but not limited to, sales and marketing, administration, and technical support for the United Kingdom marketplace.

     Acquisition of Accident Prevention Plus, France (SARL)

     On December 17, 1999, APP UK formed Accident Prevention Plus, France ("APP France") as a limited liability company under the laws of France. As of the date of this Annual Report, APP France is a wholly-owned subsidiary of APP UK and will provide services including, but not limited to, sales and marketing, administration, and technical support for the European marketplace.

     The Company's principal executive offices are located at 325 Wireless Blvd., Hauppauge, New York 11788. Its telephone number is (631) 360-0600, its facsimile number is (631) 265-3351, and its e-mail address is appinc@mindspring.com.

PRODUCTS

     Onboard Recording Systems

     The Company designs, develops, markets and sells a comprehensive line of onboard computer recording systems, the APP1000, APP2000 and APP3000 (hereinafter called the "AP+Series"). The AP+Series products include a dual axis accelerometer designed and developed by the Company to measure the sway of a vehicle, and onboard systems that monitor and record data for accident prevention, driver training and evaluation, and maintenance operations for fleet vehicles. The basic unit hardware is the same for the three series, although the APP2000 and APP3000 series have upgrades and will perform more functions to meet the requirements of the customer. The AP+Series were designed to (i) promote safe and efficient driving practices; (ii) provide security for unauthorized operational use of a vehicle; (iii) automatically monitor and record vehicle operational data for accident prevention, driver training, driver evaluation and maintenance purposes; and (iv) reduce the overall costs of maintaining and operating fleet vehicles. Each of the AP+Series onboard recording systems are fully programmable data recorder systems that include a data recorder for each fleet vehicle, a Smart-card for each driver, a central card-reader with management computer software which is compatible with Microsoft Windows.

     The AP+Series are often dubbed "black boxes" after the ones used in large aircraft. The AP+Series units can be custom-designed to specific requirements by using individual operating parameters and are upgradable to meet further needs of fleet management companies as they adapt to a changing world. The AP+Series have the ability to monitor, record and retrieve numerous types of data depending on the individual customer's specific requirements. Some examples of the analyzed categories for the transportation industry include, but are not limited to, (i) driving chronologies (maximum speed, deceleration, idling, last 20 overspeedings, brake occurrences and intensities), (ii) trip chronologies (driver identification, date and time of vehicle usage, total driving time and distance, dangerous braking occurrences), and (iii) vehicular chronologies (distance/speed, engine rpm, lights, water temperature, oil temperature, air pressure, vehicular sway). This data is permanently recorded thus often providing a record of critical information such as "near misses" and actual accidents. The AP+Series are flexible in their monitoring and can be custom tailored to meet required specifications.

     Specific Features. Management believes that certain features of the AP+Series onboard recording systems provide many cost-effective benefits including reduced fuel consumption, reduction in the occurrence of accidents, better preventative maintenance, reduced over-speeding by drivers, reduced theft, and an effective driver training tool, and the potential for reduced insurance rates.

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

     Reporting. The AP+Series automatically records vehicle operational data concurrent with sudden accelerations and decelerations, or collisions. The AP+Series are designed to ensure that the data is secure from power failure and tampering. Such unbiased recorded data may be used for later analysis, such as in accident reports, or to confirm or refute claims that may be made against a company or its drivers. All data recorded from the AP+Series can be printed from an office printer in a variety of standard or customized reports or graphs. These reports can be used in driver education programs, maintenance evaluation of vehicles, and for other general fleet management programs.

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

     Smart-Card Technology. Management believes that the AP+Series are unique in the industry due to use of the "Smart card" technology. The use of AP+Series custom software gives the AP+Series the ability to be easily upgraded and customized to meet customer specifications and needs. It also gives the AP+Series the ability to be utilized outside of the fleet vehicle market.

     Management further believes that use of the "Smart card" will allow the AP+Series to be utilized by customers for non-transportion operations, such as use in the medical field for recording and updating patient records and in a wide variety of other fields where the monitoring, recording and tracking of information is critical. "Smart card" technology may even be used by customers of the Company to provide security in any area utilizing the technology including, but not limited to, payroll, drivers' licenses, passports, medical applications, debit cards, and student identification cards.

     As of the date of this Annual Report, the Company has under development other products including, but not limited to, the AP+Series 4000, the Fuel Intake Monitoring System ("FIMS"), and a proprietary opacity sensor.

MANUFACTURING

     The Company is currently engaging the services of manufacturers which are ISO 9000 certified. As of the date of this Annual Report, the AP+Series products are primarily manufactured by Nexus Corporation, a division of Jaco Electronics located in Vermont ("Nexus"). As of the date of this Annual Report, Nexus has manufactured approximately 600 APP+Series products. Management believes that its relationship with Nexus will enable the Company to manufacture unlimited quantities of product through this source.

     APP LLC and Lockheed Martin Corporation ("Lockheed") entered into a manufacturing agreement dated January 24, 1997 whereby Lockheed generally agreed to manufacture the printed circuit board assemblies for the FIMS and other product lines for a five year period upon request by the Company. The Company is not obligated to utilize Lockheed for its manufacturing requirements. During fiscal year 1999, the Company did not utilize Lockheed for the manufacture of its products, and the Company does not anticipate that Lockheed will manufacture any of its products during fiscal year 2000. Management has not made any determination whether it will use Lockheed for the manufacture of any of its products in the future.

     The Company also established relationships with another manufacturing company relating to the manufacture of the accelerometers. The Company entered into a purchase agreement dated October 16, 1998 with Asteria Electronics SDN BHD ("Asteria"), whereby Asteria agreed to manufacture the accelerometers. As of the date of this Annual Report, the Company has placed an order with Asteria to purchase 300 accelerometers with 150 delivered to date.

     The Company entered into an agreement dated May 12, 1999 with Schlumberger Technologies, Inc., a manufacturer of the "Smart card" technology ("Schlumberger"). The agreement with Schlumberger generally provides the Company with the non-exclusive right to implement and utilize the Smart card technologies. As a part of such negotiations, Schlumberger agreed to transfer to APP LLC all technology data relating to the Smart card. Prior to the May 12, 1999 agreement, APP LLC and Schlumberger had entered into a technology transfer agreement pursuant to which Schlumberger agreed to provide APP LLC (i) access to all Smart card technology and associated products for development and distribution by Schlumberger, and (ii) the ability to employ the Smart card technology. APP LLC had also entered into non-disclosure agreements with Schlumberger. As of the date of this Annual Report, the Company has the software, tooling, readers and cards to program the AP+Series products for various applications.

PRODUCT RESEARCH/DEVELOPMENT AND CURRENT STATUS

     AP+Series

     As of the date of this Annual Report, the Company is currently developing the APP4000 system. Management anticipates that the APP4000 system will include features such as a global positioning system ("GPS") for vehicular tracking, mapping and communications, an in-vehicle alcohol sensor/breathalyzer unit, a fatigue sensor which will monitor and record driver alertness, and a fingerprint application for greater security when used in conjunction with the "Smart card". Management anticipates that development of the APP4000 system will be completed in approximately six to eight months from the date when adequate funding becomes available, and will require approximately $250,000 of funding.

     As of the date of this Annual Report, the Company has installed the AP+Series units in over 200 vehicles pursuant to an agreement with AFT-IFTM, the largest driver training institute in Europe ("AFT-IFTM"). AFT-IFTM, which generally promotes the driver training standards for the European Economic Community, has subsequently trained over 30,000 drivers using the AP+Series products. Management believes that the Company's relationship with AFT-IFTM will enhance the marketability of its products in other countries.

     In the United States, the Company has installed one AP+Series unit on a driver training simulator located at Carnegie Mellon University/Driver Training & Satefy Institute in Connersville, Pennsylavania ("CM"). Management believes that installation of the AP+Series unit on the driver training simulator creates a strategic marketing edge for the Company because of the high visibility of such installation to governmental agencies, such as the U.S. Department of Transportation, the Federal Highway Administration and other universities and driver training schools. Management believes that use of the AP+Series products on CM's vehicles and simulators will provide the AP+Series products with greater visibility for the driver training industry.

     The Company has received a letter of intent from CM whereby CM will distribute the AP+Series products to be used for driver education and research applications. CM will also receive a commission for any AP+Series products sold from their referral. The Company is currently in the process of finalizing an agreement with CM regarding use of the CM Driver Training Institute as a test, training and research center.

     The Company entered into a contract dated August 1, 1999 with the American Trucking Association ("ATA") pertaining to a federally funded project to study fatigue in drivers administered by the Federal Highway Administration and ATA that involved the use of one of the Company's products.

     The Company entered into an agreement dated August 31, 1999 with North-Shore Long Island Jewish Health Systems ("North Shore Hospital") regarding
(i) installation of the APP3000 onboard recording system (which has been customized for use by North Shore Hospital) and related products on North Shore Hospital ambulances, and (ii) provision of services to integrate the installed APP3000 and related products with existing technologies utilized by North Shore Hospital. As of the date of this Annual Report, the Company has installed one APP3000 onboard recording system on an ambulance as a test unit and, subject to performance, the Company will be required to install an additional 29 APP3000 onboard recording systems.

     As of the date of this Annual Report, the Company is engaged in discussions with various companies to integrate alcohol breathalyzers with the AP+Series products. Some states in North America have enacted legislation mandating individuals who have been convicted of driving while intoxicated ("DWI") or driving under the influence ("DUI") to use alcohol sensors and breathalyzers in their vehicles. Management believes that the design of the AP+Series products provides flexibility for integration with other types of technologies, such as alcohol breathalyzers.

     The Company is also engaged in discussions with various manufacturers of driving training simulators used by CM to install the AP+Series products on all such driver training simulators.

     Fuel Intake Monitoring Systems

     The Fuel Intake Monitoring System ("FIMS") was designed to automate and simplify many aspects of the fueling process. Through the technological use of radio frequency communication, the FIMS will provide a fleet owner with the ability to prevent fuel theft, receive paperless billing for fuel consumed, and reduce vehicle downtime by simplifying and speeding up the fueling process.

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

     Management has made a strategic business decision to hold introduction of the FIMS into the marketplace until patent searches are completed and negotiations are completed with the University of South Florida ("USF") with respect to the Company's rights to the FIMS technology. (See the next paragraph for additional information relating to the FIMS technology and the Company's right to that technology.) Management anticipates that upon its introduction into the marketplace, the integration of the FIMS into the AP+Series will be completed.

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

     Other Products

     In conjunction with a sub-contractor, the Company has also designed and developed a proprietary opacity sensor for incorporation into the AP+Series, which is capable of reading vehicle emissions during the operation of the vehicle. This function will provide fleet managers with the ability to monitor and record in real time and ensure their ability to maintain compliance with measurement requirements of exhaust emissions established under rules and regulations promulgated by the Environmental Protection Agency ("EPA"). Management intends to conduct patent research on this technology which has been designed to meet such measurement requirements.

     The Company has planned new product development to meet the needs of a consumer related low-cost system to sell to the major automobile manufacturers.

CUSTOMERS AND MARKETING

     Customers

     The Company currently sells the AP+Series and related products in Europe, North American, Africa and Australia. Customers for the AP+Series and related products are primarily transport companies and driver training institutions. The Company's current market concentration has been in Europe due to existing relationships with certain clients. Management's primary objective is to penetrate the European, North American, African and Australian markets.

     For fiscal year ended December 31, 1999, the Company had three unrelated customers which accounted for approximately 42%, 36% and 17%, respectively, of total revenues. As of the date of this Annual Report, the Company has two unrelated customers who account for approximately 80% and 20%, respectively, of accounts receivables.

     Marketing Strategy

     The Company intends to seek to capture market niches in the fields of transportation and medicine. Some of the proposed developments in the medical field include the use of Smart card technology in doctors' offices, hospitals, ambulances and insurance companies. Management believes that within the transportation industry, the AP+Series Products with Smart card technology may be utilized in emergency vehicles for police, fire and ambulance departments. In addition, the AP+Series products with the Smart card technology may be used by a variety of businesses or governmental agencies to create and track drivers' licenses, or to create passports, medical cards or insurance cards, which would provide instant access to critical information.

     The Company intends to market the AP+Series and related products through the use of distribution agreements, joint ventures, direct sales and independent commissioned representatives. To aid in the marketing of the AP+Series and related products, the Company intends to utilize several marketing approaches including advertising in trade publications, press releases, Company sponsored training seminars, speaking engagements and advertising promotional tools, such as CD-ROMs, catalogs and participation in trade shows. The Company intends to make its operational software available in various languages to meet the needs of the particular markets. The Company's services and products are also electronically advertised on the Company's web page at www.applus.com. The Company will continue to emphasize attendance at trade shows, Company sponsored training seminars, press releases, speaking engagements and independent third party distribution agreements in its marketing efforts. The Company's international sales represented 89% of the Company's total revenues in fiscal year 1999 (excluding the continent of North American). Management intends to direct a significant portion of its marketing efforts toward further market penetration in international markets, with its primary emphasis upon Europe, Africa and Australia.

     Contractual Arrangements

     The Company has representatives and distributors in Israel, Europe, Africa, Mexico and India. From April 1997 through June 1997, APP LLC entered into four separate installation and service agreements with World Asset Management, Inc., which is headquartered in New Milton Hampshire, United Kingdom ("WAM"), Atlantic Financial Management, Inc., which is headquartered in Fouesnant, France ("AFM"), Avignon Trading, Inc., which is headquartered in Savion, Israel ("Avignon"), and Darien Partners Investments, Inc., which is headquartered in Malaysia ("Darien"). Pursuant to the terms of the respective installation and service agreements, WAM, AFM, Avignon and Darien are responsible for (i) establishing distribution and sales channels along with the necessary infrastructure required for the successful marketing of the AP+Series products; and (ii) installation and maintenance of the AP+Series products. In accordance with the terms of the respective installation and service agreement, WAM, AFM, Avignon and Darien received an approximate 4.9% membership interest in APP LLC.

     Although the Company has not generated any significant revenues to date, the Company has established these contractual relations with WAM, AFM, Avignon and Darien in anticipation of future sales and distribution of its products. As of the date of this Annual Report, the contractual arrangements with WAM, AFM, Avignon and Darien primarily provide the Company with installation and service management in the event the Company establishes a presence in these foreign markets through the distribution and sale of the AP+Series and related products. Management believes that this would not only strengthen the Company's structure and potential marketability of the AP+Series and related products, but also places the Company in a favorable position to properly service the AP+Series and related products sold and distributed in those foreign markets.

     In addition, APP LLC and American Overseas Corporation, ("AOC") an investment company formed under the laws of British Virgin Islands, entered into a distributor agreement dated August 20, 1998 pursuant to which AOC agreed to
(i)assist in the establishment of marketing and distribution services for the AP+Series and related products worldwide, and (ii) pay APP LLC $5,000,000 within a thirty-six (36) month period for the non-exclusive unlimited rights to purchase the AP+Series and related products and to sell those products worldwide, with an initial payment of $2,000,000 due and owing on August 20, 1999. During July 1999, the agreement was amended to provide that (i) $1,000,000 payment will be due and owing sixty days from the date that the Company's shares of common stock commence trading, (ii) an additional $1,000,000 will be due and owing within eight months from the date that the Company's shares of common stock commence trading, and (iii) the balance of $3,000,000 will be due and owing on or before August 20, 2001.

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

EMPLOYEES AND CONSULTANTS

     As of the date of this Annual Report, the Company employs fifteen persons on a full time and two persons on a part time basis. The Company's President and Chief Executive Officer are primarily responsible for all day-to-day operations of the Company. Other services are provided by outsourcing and management contracts. As the need arises and funds become available, however, management may seek additional employees as necessary in the best interests of the Company. The following lists and describes certain services performed for the Company by consultants.

     (i) APP LLC and Bristol Consulting Ltd. ("Bristol") entered into a consulting agreement dated July 30, 1998 pursuant to which Bristol agreed for a period of five years to (i) assist in the development of an international market for the AP+Series and related product lines, and (ii) provide advice regarding corporate structure, capital acquisition, contracts, equity partners and mergers and acquisitions pertaining to the Middle East and Far East. The agreement further provides that APP LLC would pay to Bristol a monthly fee of $5,000 for the first three months of the agreement and, thereafter, a monthly fee of $10,000 for the duration of the agreement.

          During fiscal year 1999, Bristol performed certain services on behalf of the Company including, but not limited to, (i) the development of international markets and consummation of the distribution contract with AOC; (ii) the establishment of contractual relationships for the manufacture of accelerometers in the Far East. During fiscal year 1999, the Company accrued $120,000 and paid $62,500 to Bristol for services rendered.

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

PATENTS, LICENSES, TRADEMARKS, CONCESSIONS AND ROYALTY AGREEMENTS

     The Company has no patents, licenses, franchises, concessions or royalty agreements that are material to its business as a whole. Prior to December 31, 2000, management intends to file an application for trademark protection for its AP+Series products with the United States Patent and Trademark Office. If a certificate of registration for the trademark "AP+Series" is issued, such registration will remain in full force and effect for a period of ten years, subject to satisfaction of certain requirements. Although management believes that there is no infringement on existing patents, trade secrets or confidential information, there is no assurance that such legal proceedings might not be initiated against the Company.

GOVERNMENT REGULATION

     The Company's operations may be subject to a variety of laws, regulations and licensing requirements of federal agencies including, but not limited to, the U.S. Department of Transportation and the Federal Highway Administration, as well as state and local authorities. Each of these agencies may regulate various aspects of licensing, permitting and operations of the AP+Series and related products. In certain jurisdictions, the Company may be required to obtain licenses or permits, to comply with standards governing employee selection and training, and to meet certain standards in the design and manufacture of the AP+Series and related products. The loss of such licenses, or the imposition of conditions to the granting or retention of such licenses, could have a material adverse effect on the Company. Although management believes that imposition of any such regulations will not impose great burdens upon the operation of the Company, such regulations are subject to constant change. Unforeseen changes in such regulations may have a significant impact on the Company.

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

ITEM 3. LEGAL PROCEEDINGS

     Management is not aware of any legal proceedings contemplated by any governmental authority or other party involving the Company or its properties. No director, officer or affiliate of the Company is (i) a party adverse to the Company in any legal proceedings, or (ii) has an adverse interest to the Company in any legal proceedings. Management is not aware of any other legal proceedings pending or that have been threatened against the Company or its properties. Although the Internal Revenue Service and the Employment Commission of the State of New York have filed liens against the Company, respectively, as a result of unpaid payroll taxes, these governmental entities have not initiated legal proceedings against the Company to seize the Company's assets to pay such taxes.


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

HOLDERS

     The 17,778,196 shares of Common Stock outstanding as of the date of this Annual Report are held by 172 holders of record.

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

GENERAL

     During the prior fiscal years, the Company focused primarily on the research, development and design of the AP+Series products and related products, and generated little revenues. During those prior fiscal years, the principals of the Company invested personal funds, arranged for loans and lines of credit from private lenders and financial institutions, and secured grants to support the research and development expenses of the Company.

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

     Selling, general and administrative expenses for fiscal year ended December 31, 1999 and 1998 were $1,155,616 and $565,301, respectively (an increase of $590,315 or 104%). The increase in selling, general and administrative expenses for fiscal year ended December 31, 1999 were primarily due to the Company incurring costs associated with its marketing efforts, officers salaries, professional fees, and personnel costs.

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

     As a result of these factors, comprehensive net loss for the year ended December 31, 1999 was $1,173,172, an increase of $567,931 or 93.83%, as compared to a comprehensive net loss of $605,241 for the year ended December 31, 1998. Management believes that the substantial increase in comprehensive net loss during the fiscal year ended December 31, 1999 as compared to fiscal year ended December 31, 1998, is attributable primarily to a substantial increase in selling, general and administrative expenses and an increase in research and development expenses. Selling, general and administration expenses include general corporate overhead, administrative salaries, shipping and warehousing costs, selling expenses, consulting costs, and professional fees.

     Liquidity and Capital Resources

     The Company is experiencing a severe liquidity crisis and must raise additional capital. Further, the Company has not generated sufficient cash flow to fund its operations and activities. Historically, the Company has relied upon internally generated funds, funds from the sale of shares of stock and loans from its shareholders and private investors to finance its operations and growth. Management intends to raise additional capital through further public or private offerings of its stock and through bank loans or loans from private investors, although there can be no assurance that the Company will be able to obtain such financing. The Company's future success and viability are entirely dependent upon the Company's ability to raise substantial amounts of additional capital. Management is optimistic that the Company will be successful in its capital raising efforts; however, there can be no assurance that the Company will be successful in raising additional capital. The failure to raise additional capital will have a material and adverse affect upon the Company and its shareholders.

     The Company's financial statements have been prepared assuming that it will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should the Company be unable to continue in operations.

     The Company generated $701,526 in net revenues as of fiscal year ended December 31, 1999, an increase of approximately 195% over revenues of $237,688 generated as of fiscal year ended December 31, 1998. Management anticipates that such generation of revenues will continue to increase on an annual basis.

     Management believes that the Company's continued growth and financial success will depend on its ability to (i) strengthen and increase its customer base by enhancing and diversifying use of the AP+Series products and related products; (ii) increase the number of customers and expand into additional markets; (iii) control production costs; and (iv) increase the production rate of the AP+Series products and related products.

     As of December 31, 1999, the Company's current assets were $315,559 and its current liabilities were $2,541,954, which resulted in a working capital deficit of $2,226,395. As of December 31, 1999, the Company's total liabilities were $3,140,009, and the Company's total liabilities exceeded its total assets by $2,293,621. The Company's stockholders' deficit increased from ($1,760,467) for fiscal year ended 1998 to ($2,496,560) for fiscal year ended 1999.

     As of December 31, 1999, the Company was not in compliance with terms of loans due to financial institutions totaling $1,022,358 requiring the loans to be reflected as current liabilities. To date the financial institutions have not taken any actions. Although management is optimistic that they will be able to negotiate waivers of these defaults or to restructure these loans, investor are cautioned that there can be no assurance that management will be able to achieve these objectives. Also, included in the current liabilities are accounts payable of $833,278, $435,675 of accrued expense of which $360,000 is accrued officers salaries, $92,760 of payroll taxes, $19,917 of other taxes payable and $137,966 of customer deposits. Long term liabilities include loans due to financial institutions of $25,701, convertible notes payable of $150,000, loans due Officers and Directors of $422,354. The Company's assets consisted primarily of cash of $23,746; $147,071 in accounts receivable; $130,121 in inventory; $14,621 in prepaid expenses; $323,314 owing from KMR; and $159,997 owing from an officer of the Company and $25,696 of other assets.

     For the fiscal year ended December 31, 1999, the net cash used for operating activities was $557,989 compared to $311,109 for fiscal year ended December 31, 1998 (an increase of $246,880 or 79.3%). The main increase was comprised of a net loss of $1,173,837 for fiscal year ended December 31, 1999 compared to a net loss of $605,241 for fiscal year ended December 31, 1998 (an increase of $568,596 or 94.0%. Inventory of $115,169 at December 31, 1999 increased from $14,952 at December 31, 1998 (an increase of $100,217 or 670.2%) and accounts payable increased to $645,210 at December 31, 1999 compared to $203,031 at December 31, 1998 (an increase of $442,179 or 217.8%).

     The Company increased its capital expenditures to $12,238 for fiscal year ended December 31, 1999 compared to $2,782 for fiscal year ended December 31, 1998, all of which relate to the purchase of equipment.

     The Company increased its net cash from financing activities for fiscal year ended December 31, 1999 to $593,781 compared to $309,509 for fiscal year ended December 31, 1998 (an increase of $284,272 or 91.8%). The major components were proceeds received from sale of Common Stock of $640,018 for fiscal year ended December 31, 1999 compared to $0 for fiscal year ended December 31, 1998 and proceeds from convertible promissory note of $150,000 for fiscal year ended December 31, 1999 compared to $0 for fiscal year ended December 31, 1998.

     The Company may have violated federal and state securities laws in connection with the sales of its shares of Common Stock to investors under a private placement offering that was not registered under the federal securities laws. The offering and sale of such shares of the Company's Common Stock pursuant to its Private Placement Memorandum dated January 27, 1999 and April 7, 1999, respectively, was conducted pursuant to an exemption from registration in accordance with Regulation D, Rule 504, under the Securities Act of 1933, as amended (the "1933 Securities Act"). The Company continued to sell its shares of Common Stock to investors after the date the Company effectively became a reporting company under the Securities Exchange Act of 1934, as amended (the "1934 Exchange Act"). The exemption under Rule 504 of Regulation D and any other exemption may not have been available to the Company for these sales. As a result, the private placement may have violated federal securities laws. Moreover, certain state securities rules and regulations may not have been complied with to ensure availability of a private placement transactional exemption. As of December 31, 1999, the Company had received proceeds in the amount of $202,939 from the issuance of shares of Common Stock to investors under the private placement offerings, which may be in possible violation of federal and state securities laws. As of the date of this Annual Report, management estimates that the Company's potential rescission liability is in the amount of $202,939.

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

     The Company entered into a consulting agreement dated July 30, 1998 with Bristol Consulting Ltd ("Bristol"), pursuant to which the Company is obligated to pay Bristol a monthly fee of $10,000 for the duration of the agreement, which terminates July 30, 2003. As of December 31, 1999, the Company has accrued $77,900 of payments to Bristol and has paid $62,500 to Bristol for services rendered.

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

     Moreover, during the three-month period ended March 31, 2000, the Company issued additional convertible promissory notes in the aggregate of $379,000. The terms of two of the notes are interest is to be accrued at 15% per annum payable monthly in arrears or upon maturity. The terms of the remaining notes are interest is to be accrued at 10% per annum payable monthly in arrears or upon maturity. All notes are payable in full on December 31, 2001. The notes are convertible at any time subsequent to September 30, 2000 into restricted shares of Common Stock at the rate of $1.45 per share.

     Management of the Company anticipates that its ability to raise additional capital from private investors through the sale of debt or equity instruments, and the ability of the Company to generate future revenues from the sale of its AP+Series products and related products, will provide the necessary funds to the Company for payment of such expenses associated with its material commitments for fiscal year 2000.

YEAR 2000 COMPLIANCE

     The Year 2000 problem referred to existing computer programs' ability to appropriately distinguish the year 2000 from the year 1900 when processing transactions. The Company developed and executed a plan to achieve compliance with Year 2000 issues that included reviewing its hardware and software that support its operations and infrastructure, as well as its internal systems that support the Company's administrative functions. For each of these areas, the plan called for the Company to identify the systems, address their compliance with the Year 2000 problem, test their compliance and make any upgrades considered necessary to ensure compliance. As of the date of this Annual Report, the Company is successfully running all of its systems and has encountered no issuers or malfunctions related to the Year 2000 problem. No contingency plans had to be initiated, and no additional costs were incurred.

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



/s/ Massella, Tomaro & Co., LLP
-------------------------------
Massella, Tomaro & Co., LLP
Jericho, New York
March 28, 2000

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

                                                               F - 4

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

     ii) Vehicles
         --------

     The Company leases four vehicles under non-cancelable operating leases. Total leasing expense was approximately $18,607 and $18,561 for the years ended December 31, 1999 and 1998, respectively. The Company's approximate future minimum lease payments under these non-cancelable operating leases in effect on December 31, 1999 are as follows:

                      2000                             $   18,059
                      2001                                 14,621
                      2002                                  4,874
                                                       ----------
                                                       $   37,554
                                                       ==========

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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS OR ACCOUNTING AND FINANCIAL DISCLSOURE


     The Company's former principal independent accountant, Jeff R. Pearlman, declined to stand for re-election in July of 1999, and subsequently, management of the Company engaged the accounting firm of Massella, Tomaro & Co., LLP, as the Company's independent auditors. The decision to change accountants was approved by the Board of Directors. During the Company's two most recent fiscal years and any subsequent interim period preceding the resignation of Mr. Pearlman, there were no disagreements with Mr. Pearlman which were not resolved on any matter concerning accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Mr. Pearlman, would have caused Mr. Pearlman to make reference to the subject matter of the disagreements in connection with his reports.

     Further, there have been no disagreements with the Company's current principal independent accountant which were not resolved on any matter concerning accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

     Neither the Company's current principal independent accountant nor its former principal independent accountant have provided an adverse opinion or disclaimer of opinion to the Company's financial statements, nor modified their respective opinion as to uncertainty, audit scope or accounting principles.

     The Company's principal independent accountant from January 1997 to July 28, 1999 was Jeff R. Pearlman, 19 West 34th Street, Suite 1118, New York, New York 10001. The Company's principal independent accountant from August 1, 1999 to the current date is Massella, Tomaro & Co., LLP, 375 North Broadway, Suite 103, Jericho, New York 11753.


                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

IDENTIFICATION OF DIRECTORS AND EXECUTIVE OFFICERS

     The directors and executive officers of the Company are as follows:

Name                       Age              Position with the Company
-------------------        ---              -------------------------------

Richard J. Goodhart        51               Director and Chairman of the
                                            Board, Chief Executive Officer

Steven H. Wahrman          42               Director and President, Chief
                                            Operating Officer

Jean Paul Daveau           44               Director and Executive Vice
                                            President of Engineering/Design

Julius J. Valente Jr.      60               Chief Financial Officer

Ives Wahrman               75               Director

Martin Goodhart            78               Director


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

     STEVEN H. WAHRMAN has been a Director, the President and Chief Operating Officer of the Company since February of 1996. Mr. Wahrman is responsible for all phases of worldwide implementation of market research, strategic planning and promotion and the daily operations of the Company. Mr. Wahrman has twenty years of experience in sales and marketing. For a period of fourteen years, Mr. Wahrman was President of S.W. Intimates. Mr. Wahrman holds a Bachelor of Science degree in Marketing with a minor in Advertising from The American University.

     JEAN PAUL DAVEAU has been a Director and the Executive Vice President of Engineering and Design of the Company since October of 1993. Mr. Daveau is responsible for establishing and overseeing the engineering and design staff and all aspects of technical research, including the compilation of specifications and manuals. Mr. Daveau has spent over a decade developing onboard recording systems, and has worked with Royal Dutch Shell, Schlumberger, and Western Atlas. In addition, Mr. Daveau has extensive experience in the fields of hardware and software, and has acted as a consultant engineer in the industrial computing industry. For a period of five years, Mr. Daveau was the President and Managing Director of Microsam.

     JULIUS J. VALENTE, JR. has been the Chief Financial Officer of the Company since December 1999. Mr. Valente has over three decades of experience in accounting, lending, financial consulting and corporate management. In addition to his association with the financial services industry, Mr. Valente established his own financial consulting firm in 1979 known as United Financial Resources Corporation ("UFRC"). UFRC specializes in developing successful recovery programs for clientele in manufacturing, retail and service industries.

     IVES WAHRMAN has been a Director of the Company since February of 1996. Mr. Wahrman has an extensive background in the field of merchandise marketing. Mr. Wahrman has been retired for the past eight years.


     MARTIN GOODHART has been a Director of the Company since February of 1996. Mr. Goodhart Mr. Goodhart has nearly fifty years of experience in the commercial finance industry having held senior management positions with various credit or lending institutions. Mr. Goodhart has been retired for the past six years.

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth the name and address, as of the date of this Annual Report, and the approximate number of shares of Common Stock of the Company owned of record or beneficially by each person who owned of record, or was known by the Company to own beneficially, more than five percent (5%) of the Company's Common Stock, and the name and shareholdings of each officer and director, and all officers and directors as a group.

--------------------------------------------------------------------------------
Title of Class         Name and Address           Amount and Nature   Percent of
                      Of Beneficial Owner             of Class          Class
--------------------------------------------------------------------------------
             (1)                                              (2)            (3)
Common Stock          Richard J. Goodhart            6,736,148          37.9%
                      325 Wireless Blvd.
                      Hauppauge, New York 11788

             (1)                                              (2)            (3)
Common Stock          Steven H. Wahrman              2,224,000          12.5%
                      325 Wireless Blvd.
                      Hauppauge, New York 11788

             (1)                                              (2)
Common Stock          Jean Paul Daveau               1,549,680           8.7%
                      325 Wireless Blvd.
                       Hauppauge, New York 11788

             (1)                                              (2)
Common Stock          All officers and directors    10,509,828          59.1%
                      As a group (3 persons)
--------------------------------------------------------------------------------

     (1)  These are all restricted shares of Common Stock.

     (2) Includes the assumption of the exercise of options by each option holder pursuant to the terms of the Non-Qualified Stock Option Plan to purchase 500,000 shares of restricted Common Stock at $1.45 per share, on an aggregate of 1,500,000 shares of restricted Common Stock at $1.45 per share.

     (3) As of July 10, 2000, Mr. Goodhart's ownership of shares of Common Stock increased to 6,736,148 shares (37.9%) and Mr. Wahrman's ownership of shares of Common Stock decreased to 2,224,000 shares (12.5%) pursuant to an agreement to rectify an error in the number of shares of Common Stock issued in accordance with the Exchange Agreement.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Acquisition of IPS-NY

     On October 28, 1998, the Company entered into an agreement and plan of reorganization with International Purchasing Service, Inc. ("IPS-NY"). Pursuant to the terms and provisions of the Plan of Reorganization, the Company agreed to transfer and assign to Mr. Richard Goodhart, the then sole shareholder of IPS-NY, 2,975,000 shares of its restricted Common Stock in exchange for all of the issued and outstanding shares of common stock of IPS-NY. Prior to execution of the Plan of Reorganization, Mr. Goodhart was a director and the president of IPS-NY and was also a member of APP LLC holding an approximate 51% equity ownership interest in APP LLC. After consummation of the Plan of Reorganization and the Exchange Agreement, the Company issued to Mr. Richard Goodhart 2,975,000 shares of its restricted Common Stock in accordance with the terms of the Plan of Reorganization and 1,561,960 shares of its restricted Common Stock in accordance with the terms of the Exchange Agreement. On October 28, 1998, Mr. Richard Goodhart was elected as a director and Chairman of the Board, Chief Executive Officer of the Company.

     Employment Agreements

     The Company has entered into employment agreements dated January 1, 1999 with three of its executive officers/directors. As of December 31, 1999, the Company had accrued approximately $360,000 of salary and paid $-0- to the officers.

     Loans/Notes Payable to Officers

     As of March 31, 2000, the Company owed an aggregate of approximately $371,063 pursuant to loans made by Mr. Steven Wahrman, the President, Mr. Richard Goodhart, the Chief Executive Officer, and Mr. Julius Valente, the Chief Financial Officer of the Company. Of the aggregate amount of $371,063, approximately $365,063 is due and owing to the President, represented by a $50,000 promissory note, a $240,000 loan personally secured by the President on behalf of the Company through a financial institution, and $75,063 in advances and unreimbursed expenses. The Company also owes the Chief Executive Officer $1,924 and the Chief Financial Officer $5,000 pursuant to respective non-interest bearing notes.

     During June 1996, APP LLC borrowed $50,000 from the President of the Company pursuant to a promissory and demand note. As of March 31, 2000, such note remains unpaid as a result of the execution by Mr. Wahrman of a waiver of repayment until December 31, 2001. The note continues to accrue interest at the rate of 8% per annum. As of March 31, 2000, accrued interest on such note amount is $15,000.

     During August and September 1997, APP LLC borrowed $16,500 and $17,000, respectively, from Mr. Ives Wahrman, a director of the Company, without interest, payable ninety days from the date of borrowing. In March 1998, IPS-NY borrowed $4,000 from Mr. Ives Wahrman under the same terms as APP LLC. As of March 31, 2000, such notes remain unpaid as a result of the execution by Mr. Wahrman of two separate waivers of repayment until December 31, 2001, respectively.

     Loans Due From Affiliate

     As of March 31, 2000, Mr. Jean Paul Daveau, the Executive Vice President and the Chief Executive Officer owed the Company approximately $193,018. Of the aggregate amount of $193,018, Mr Jean Paul Daveau owed the Company approximately $188,073 resulting from non-interest bearing advances due on demand. Mr. Richard Goodhart owed the Company approximately $4,945 resulting from a non-interest bearing advance payable on demand.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

     The following exhibits are filed as part of this Annual Report.

--------------------------------------------------------------------------------
Exhibit No. Description
--------------------------------------------------------------------------------

Not Applicable


     The following reports on Form 8-K were filed during the last quarter of the period and to date of this Annual Report:

Item                            Date
----                            ----

8-K Amendment                   April 21, 2000

8-K                             March 30, 2000

8-K                             March 23, 2000

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


DATE: July 15, 2000