Form 10KSB40/A
period 1999-12-31
ACCIDENT PREVENTION PLUS INC
filed 2000-08-04
CIK 1084702

U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                               AMENDMENT NO. 2 TO
                                   FORM 10-KSB


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


Class                                          Outstanding as of August 1, 2000
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

     For fiscal year ended December 31, 1999, the Company had three unrelated customers which accounted for approximately 95%, respectively, of the total revenues: (i) Safety Engineering and Fire Consultants (42%), (ii) AFT-IFTM (36%), and (iii) American Trucking Association (17%). As of the date of this Annual Report, the Company has two unrelated customers who account for approximately 80% and 20%, respectively, of accounts receivables.


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

     Contractual Arrangements


     The Company has representatives and distributors in Israel, Europe, Africa, Mexico and India. From April 1997 through June 1997, APP LLC entered into four separate installation and service agreements with World Asset Management, Inc., which is headquartered in New Milton Hampshire, United Kingdom ("WAM"), Atlantic Financial Management, Inc., which is headquartered in Fouesnant, France ("AFM"), Avignon Trading, Inc., which is headquartered in Savion, Israel ("Avignon"), and Darien Partners Investments, Inc., which is headquartered in Malaysia ("Darien"). Pursuant to the terms of the respective installation and service agreements, WAM, AFM, Avignon and Darien are responsible for (i) establishing distribution and sales channels along with the necessary infrastructure required for the successful marketing of the AP+Series products; and (ii) installation and maintenance of the AP+Series products. In accordance with the terms of the respective installation and service agreements, the Company received $2,500, respectively, from WAM, AFM, Avignon and Darien, and WAM, AFM, Avignon and Darien each received an approximate 4.9% membership interest in APP LLC.


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


     In addition, APP LLC and American Overseas Corporation, ("AOC") an investment company formed under the laws of British Virgin Islands, entered into a distributor agreement dated August 20, 1998 pursuant to which AOC agreed to
(i)assist in the establishment of marketing and distribution services for the AP+Series and related products worldwide, and (ii) pay APP LLC $5,000,000 within a thirty-six (36) month period for the non-exclusive unlimited rights to purchase the AP+Series and related products and to sell those products worldwide, with an initial payment of $2,000,000 due and owing on August 20, 1999. During July 1999, the agreement was amended to provide that (i) $1,000,000 payment will be due and owing sixty days from the date that the Company's shares of common stock commence trading, (ii) an additional $1,000,000 will be due and owing within eight months from the date that the Company's shares of common stock commence trading, and (iii) the balance of $3,000,000 will be due and owing on or before August 20, 2001. Management of the Company believes that AOC has an extensive network that will assist and provide for distribution and sale of the AP+Series products and related products. As of the date of this Annual Report, however, no sales have resulted from the Company's contractual relations with AOC. Management believes that upon commencement of the trading of its shares of common stock and performance by AOC of certain of its contractual obligations, future distribution and sale by AOC of the AP+Series products and related products will commence.

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

          During fiscal year 1999, Bristol performed certain services on behalf of the Company including, but not limited to, (i) the development of international markets and consummation of the distribution contract with AOC; (ii) the establishment of contractual relationships for the manufacture of accelerometers in the Far East. During fiscal years 1998 and 1999, respectively, Bristol was primarily responsible for the introduction to the Company of Asteria, which manufactures the accelerometers for the Company, and for the introduction to the Company of AOC. During fiscal year 1999, the Company accrued $120,000 and paid $62,500 to Bristol for services rendered.

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

          During fiscal year 1999, Royce Anderson performed certain services on behalf of APP LLC including, but not limited to, (i) assistance with the establishment of the marketing and sales structure within APP LLC; and (ii) assistance with the negotiation and consummation of major contractual arrangements. Royce Anderson was also primarily responsible for the Company's contract with North Shore Hospital. During fiscal year 1999, the Company did not pay any fees to Royce Anderson.


PATENTS, LICENSES, TRADEMARKS, CONCESSIONS AND ROYALTY AGREEMENTS

     The Company has no patents, licenses, franchises, concessions or royalty agreements that are material to its business as a whole. Prior to December 31, 2000, management intends to file an application for trademark protection for its AP+Series products with the United States Patent and Trademark Office. If a certificate of registration for the trademark "AP+Series" is issued, such registration will remain in full force and effect for a period of ten years, subject to satisfaction of certain requirements. Management believes that the Company has not infringed on any existing patents, trade secrets or confidential information because the Company developed its own proprietary software that is used with the AP+Series products. Although management believes that there is no infringement on existing patents, trade secrets or confidential information, there is no assurance that such legal proceedings might not be initiated against the Company.

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

YEAR 2000 COMPLIANCE


     The Year 2000 problem referred to existing computer programs' ability to appropriately distinguish the year 2000 from the year 1900 when processing transactions. The Company developed and executed a plan to achieve compliance with Year 2000 issues that included reviewing its hardware and software that support its operations and infrastructure, as well as its internal systems that support the Company's administrative functions. For each of these areas, the plan called for the Company to identify the systems, address their compliance with the Year 2000 problem, test their compliance and make any upgrades considered necessary to ensure compliance. As of the date of this Annual Report, the Company is successfully running all of its systems and has not experienced any Year 2000 problems associated with its AP+Series products and related products not its computer applications and systems. Management believes that all of the AP+Series products and related products, its computer applications and systems are and continue to be Year 2000 compliant. Management believes that any costs or expenses incurred were minimal with respect to the Company, and simply part of normal product development and support as those costs related to the Company's products. Such costs were not separately categorized as year 2000 costs; however, management believes that they were immaterial. Management has not made any contingency plans or provisions for possible future Year 2000 liability, and does not believe that any such contingency plans are necessary. Management further believes that the Company's significant distributors and suppliers are also Year 2000 compliant. However, in the event that the Company's significant distributors and suppliers to not maintain Year 2000 compliant, the Company's business or operations could be adversely affected or interrupted.



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


--------------------------------------------------------------------------------
Title of Class         Name and Address           Amount and Nature   Percent of
                      Of Beneficial Owner             of Class          Class
--------------------------------------------------------------------------------
             (1)                                              (3)            (2)
Common Stock          Richard J. Goodhart            5,886,394          33.1%
                      325 Wireless Blvd.
                      Hauppauge, New York 11788

             (1)                                              (2)            (3)
Common Stock          Steven H. Wahrman              2,724,000          15.3%
                      325 Wireless Blvd.
                      Hauppauge, New York 11788


             (1)                                              (2)
Common Stock          Jean Paul Daveau               1,549,680           8.7%
                      325 Wireless Blvd.
                      Hauppauge, New York 11788


             (1)                                              (2)
Common Stock          All officers and directors    10,160,074          57.1%
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


     (3) In the event that the Company should default on the promissory note with the Bank of Smithtown, pursuant to the terms of the settlement agreement the Bank of Smithtown may foreclose on the shares held of record by Richard Goodhart (which have been pledged to secure the Company's obligations to the Bank of Smithtown) and may sell such shares to a third party.


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



DATE: August 2, 2000