Form 10QSB
period 2000-06-30
ACCIDENT PREVENTION PLUS INC
filed 2000-08-21
CIK 1084702

U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB


(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 2000

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _____ to _______

                         Commission file number 0-26257

                         ACCIDENT PREVENTION PLUS, INC.
         ---------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

            NEVADA                                                11-3461611
            ------                                                ----------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation of organization)                               Identification No.)

                             325 Wireless Boulevard
                            Hauppauge, New York 11788
                            -------------------------
                    (Address of Principal Executive Offices)

                                 (631) 360-0600
                                 --------------
                           (Issuer's telephone number)

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

                          Yes           No    X

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Class                                           Outstanding as of August 18,2000
-----------------------------                   --------------------------------
Common Stock, $.001 par value                   17,778,196

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

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


                 ACCIDENT PREVENTION PLUS, INC. AND SUBSIDIARIES

                        CONSOLIDATED FINANCIAL STATEMENTS

            FOR THE THREE AND SIX-MONTHS ENDED JUNE 30, 2000 AND 1999

                                   (UNAUDITED)


                                                                      Page
                                                                     Number
                                                                     ------

Consolidated Balance Sheets at June 30, 2000 (unaudited)
    and December 31, 1999                                              F-2

Consolidated Statements of Operations and Comprehemsive
    Income for the three and six months ended
    June 30, 2000 and 1999 (unaudited)                                 F-3

Consolidated Statement of Stockholders' Deficiency for the
    six months ended June 30, 2000 (unaudited)                         F-4

Consolidated Statements of Cash Flows for the three
    and six months ended June 30, 2000 and 1999 (unaudited)          F-5 F-6

Notes to Consolidated Financial Statements                         F-7 to F-16

                                   ACCIDENT PREVENTION PLUS, INC. AND SUBSIDIARIES
                                             CONSOLIDATED BALANCE SHEETS

                                                        ASSETS
                                                        ------
                                                                                 (Unaudited)
                                                                                   June 30,             December 31,
                                                                                     2000                  1999
Current Assets:                                                                  -----------            -----------
     Cash                                                                        $    14,277            $    23,746
     Accounts receivable, net                                                        101,636                147,071
     Inventory                                                                       109,338                130,121
     Prepaid expenses                                                                 86,866                 14,621
     Other current assets                                                              5,992                   --
                                                                                 -----------            -----------
          Total Current Assets                                                       318,109                315,559
                                                                                 -----------            -----------

Property and Equipment, Net                                                           42,045                 21,822
                                                                                 -----------            -----------
Other Assets:
     Due from officers                                                               227,345                159,997
     Due from affiliate                                                              339,891                323,314
     Other                                                                            10,268                 25,696
                                                                                 -----------            -----------
          Total Other Assets                                                         577,504                509,007
                                                                                 -----------            -----------

           Total Assets                                                          $   937,658            $   846,388
                                                                                 ===========            ===========
                                        LIABILITIES AND STOCKHOLDERS' DEFICIENCY
                                        ----------------------------------------
Current Liabilities:
     Notes payable                                                               $ 1,008,881            $ 1,022,358
     Capital leases payable                                                            7,702                   --
     Accounts payable                                                                878,568                833,278
     Accrued expenses                                                                605,397                435,675
     Payroll taxes payable                                                           113,659                 92,760
     Other taxes payable                                                              24,720                 19,917
     Customer deposits                                                               137,966                137,966
                                                                                 -----------            -----------
          Total Current Liabilities                                                2,776,893              2,541,954
                                                                                 -----------            -----------
Long Term Liabilities:
     Notes payable, net of current portion                                             6,424                 25,701
     Capital leases payable, net of current portion                                   15,116                   --
     Convertible note payable                                                        961,000                150,000
     Loans payable - officers                                                        350,890                384,854
     Note payable - shareholder                                                       38,500                   --
     Notes payable - director                                                         37,500                 37,500
                                                                                 -----------            -----------
          Total Long Term Liabilities                                              1,409,430                598,055
                                                                                 -----------            -----------

Total Liabilities                                                                  4,186,323              3,140,009
                                                                                 -----------            -----------
Common Stock Subject to Rescission Offer, - $.001 par value,
     139,958 shares issued and outstanding, respectively (Note 8)                    181,189                202,939
                                                                                 -----------            -----------
Commitments & Contingencies  (Note 9)                                                  --                     --
                                                                                 -----------            -----------
Stockholders' Deficiency:
     Common stock - $.001 par value, 50,000,000 shares authorized,
       17,638,238 shares issued and outstanding, respectively                         17,638                 17,638
     Additional paid-in capital                                                      660,055                660,055
     Accumulated - other comprehensive income                                          5,390                    665
     Accumulated deficit                                                          (4,112,937)            (3,174,918)
                                                                                 -----------            -----------
          Total Stockholders' Deficiency                                          (3,429,854)            (2,496,560)
                                                                                 -----------            -----------

               Total Liabilities and Stockholders' Deficiency                    $   937,658            $   846,388
                                                                                 ===========            ===========
                             See  accompanying  notes to consolidated  financial statements.



                                   ACCIDENT PREVENTION PLUS, INC. AND SUBSIDIARIES
                            CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
                              FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2000 AND 1999
                                                      (UNAUDITED)

                                                                  (Unaudited)                           (Unaudited)
                                                            For the three months ended           For the six months ended
                                                                    June 30,                               June 30,
                                                       --------------------------------        --------------------------------
                                                           2000                1999                2000                1999
                                                       ------------        ------------        ------------        ------------

Net Sales                                              $    162,364        $     90,800        $    353,840        $    116,746

Cost of Sales                                                92,794              50,611             159,289              63,663
                                                       ------------        ------------        ------------        ------------

Gross Profit                                                 69,570              40,189             194,551              53,083
                                                       ------------        ------------        ------------        ------------

Expenses:
     Selling, general and administrative                    540,936             253,236             973,553             476,896
     Research and development                                12,389              97,247              64,836             142,406
                                                       ------------        ------------        ------------        ------------
Total Expenses                                              553,325             350,483           1,038,389             619,302
                                                       ------------        ------------        ------------        ------------
Loss Before Other Income (Expenses)
     And Provision For Income Tax                          (483,755)           (310,294)           (843,838)           (566,219)
                                                       ------------        ------------        ------------        ------------

Other Income (Expenses)
     Interest income                                          9,720               8,640              19,443              17,278
     Interest expense                                       (66,966)            (31,884)           (113,624)            (68,330)
                                                       ------------        ------------        ------------        ------------

     Total Other Income (Expenses)                          (57,246)            (23,244)            (94,181)            (46,812)
                                                       ------------        ------------        ------------        ------------

Loss Before Provision For Income Taxes                     (541,001)           (333,538)           (938,019)           (613,031)
                                                       ------------        ------------        ------------        ------------

Provision For Income Taxes                                     --                  --                  --                  --
                                                       ------------        ------------        ------------        ------------
Net Loss                                                   (541,001)           (333,538)           (938,019)           (613,031)

Other Items of Comprehensive Income                           4,636                --                 4,725                --
                                                       ------------        ------------        ------------        ------------

Comprehensive Net Loss                                 $   (536,365)       $   (333,538)       $   (933,294)       $   (613,031)
                                                       ============        ============        ============        ============

Basic Earnings Per Share:
     Net Loss                                          $       (.03)       $       (.02)       $       (.05)       $       (.04)
                                                       ============        ============        ============        ============

Weighted Average Number of Shares
     Outstanding                                         17,778,196          17,497,812          17,778,196          17,405,641
                                                       ============        ============        ============        ============







                                See accompanying notes to consolidated financial statements.





                                             ACCIDENT PREVENTION PLUS, INC. AND SUBSIDIARIES
                                           CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIENCY
                                                   FOR THE SIX MONTHS ENDED JUNE 30, 2000
                                                              (UNAUDITED)



                                                                                          Accumulated
                                                   Common Stock           Additional         Other                         Total
                                           ---------------------------      Paid-in      Comprehensive  Accumulated    Stockholders'
                                              Shares          Amount        Capital      Income (Loss)     Deficit       Deficiency
                                           ------------    -----------    -----------    ------------   -----------     ------------

 Balances at December 31, 1999             17,638,238$          17,638    $   660,055    $       665    $(3,174,918)    $(2,496,560)

 Foreign currency
  translation adjustment                           --             --             --            4,725           --             4,725

Net loss for the six months
   ended June 30, 2000                             --             --             --             --         (938,019)       (938,019)
                                           ------------    -----------    -----------    -----------    -----------     -----------

 Balances at June 30, 2000                   17,638,238    $    17,638    $   660,055    $     5,390     (4,112,937)    $(3,429,854)
                                           ============    ===========    ===========    ===========    ===========     ===========








                                      See accompanying notes to consolidated financial statements.

                                                                   F-4






                                   ACCIDENT PREVENTION PLUS, INC. AND SUBSIDIARIES
                                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                              FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2000 AND 1999
                                                      (UNAUDITED)

                                                                        (Unaudited)                       (Unaudited)
                                                                 For the three months ended         For the six months ended
                                                                         June 30,                          June 30,
                                                                 --------------------------        --------------------------
                                                                    2000            1999             2000              1999
                                                                 ---------        ---------        ---------        ---------

Operating activities
 Net loss                                                        $(541,001)       $(333,538)       $(938,019)       $(613,031)
   Adjustments to reconcile net loss to net
     cash used for operating activities:
   Depreciation and amortization                                     4,900            1,625            9,062            3,250

   Foreign currency translation                                      4,636             --              4,725             --
Decrease (increase) in:
   Inventory                                                        55,787          (31,908)          20,783          (36,988)
   Accounts receivable                                              45,832          (61,893)          45,435          (32,194)
   Prepaid expenses                                                (37,167)         (20,708)         (72,245)          20,042
   Other assets                                                       --               --
   Other current assets                                              2,600             --             (5,992)            --
   Other assets                                                     (2,693)          (3,699)          15,428           (3,698)
(Decrease) increase in:
   Cash overdraft                                                     --             (6,275)            --            (12,332)

   Accounts payable and accrued expenses                            (6,528)          72,880          215,012          272,234

   Payroll taxes payable                                             7,268            2,604           20,899            4,089
   Other taxes payable                                              (1,131)            --              4,803
   Customer deposits                                                  --            (40,597)            --             30,000
                                                                 ---------        ---------        ---------        ---------

Net cash used for operating activities                            (467,497)        (421,509)        (680,109)        (368,628)
                                                                 ---------        ---------        ---------        ---------

Investing activities
   Purchase of property and equipment                               (6,513)            --            (29,285)            --
                                                                 ---------        ---------        ---------        ---------

Net cash used for investing activities                              (6,513)            --            (29,285)            --
                                                                 ---------        ---------        ---------        ---------

Financing activities
   Repayments of notes payable                                     (30,775)         (13,726)         (32,753)         (34,160)

   Proceeds from capital lease contributions                         4,484             --             27,216             --
   Repayments of capital lease payable                              (1,853)            --             (4,398)          (2,896)
   Proceeds from convertible note payable                          579,000             --            811,000             --
   Proceeds from common stock subject to rescission                (21,750)          71,553          (21,750)         100,553
   Proceeds from sale of common stock                                 --            420,988             --            434,038
   Expenditures for sale of common stock                              --            (16,461)            --            (35,635)
   Proceeds from officers loans payable                               --               --               --               --
   Repayments of officers loans payable                            (54,500)         (53,769)        (101,312)         (63,975)

   Proceeds from directors note payable                               --              7,000             --              7,000

  (Advances to) proceeds from affiliates                            (6,299)         (36,640)         (16,578)         (36,267)
   Proceeds from shareholder note                                     --               --             38,500             --
                                                                 ---------        ---------        ---------        ---------

  Net cash provided by financing activities                        468,307          378,945          699,925          368,658
                                                                 ---------        ---------        ---------        ---------

Net (decrease) increase in cash                                     (5,703)         (42,564)          (9,469)              30

Cash and cash equivalents at beginning of year                      19,980           42,786           23,746              192
                                                                 ---------        ---------        ---------        ---------

Cash and cash equivalents at end of year                         $  14,277        $     222        $  14,277        $     222
                                                                 =========        =========        =========        =========

                                 See accompanying notes to consolidated financial statements.






                                   ACCIDENT PREVENTION PLUS, INC. AND SUBSIDIARIES
                                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                              FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2000 AND 1999
                                                      (UNAUDITED)



                                                                        (Unaudited)                      (Unaudited)
                                                                   For the three months ended        For the six months ended
                                                                           June 30,                         June 30,
                                                                  ----------------------------     ----------------------------
                                                                      2000             1999            2000             1999
                                                                  ------------     -----------     ------------     -----------


Supplemental disclosure of non-cash flow information:
  Cash paid during the year for:
    Interest                                                      $     25,515     $    53,067     $     49,433     $     68,329
                                                                  ============     ===========     ============     ============
    Income taxes                                                  $       --       $      --       $       --       $       --
                                                                  ============     ===========     ============     ============









                          See accompanying notes to consolidated financial statements.

                                                         F-6

                 ACCIDENT PREVENTION PLUS, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
            FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2000 AND 1999
                                   (UNAUDITED)



NOTE 1 - ORGANIZATION

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

                 ACCIDENT PREVENTION PLUS, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
            FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2000 AND 1999
                                   (UNAUDITED)



NOTE 1 - ORGANIZATION (cont'd)

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

         APP U.K. LTD
         ------------

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

NOTE 2 - GOING CONCERN

         The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. For the years ended December 31, 1999 and 1998, the Company generated net losses of $1,173,837 and $605,241, respectively. At June 30, 2000 the Company has an accumulated deficit of $4,112,937. Additionally, as of June 30, 2000, the Company has a working capital deficiency amounting to $2,458,784.

         As of December 31, 1999, the Company owes approximately $93,000 of payroll taxes and related penalties and interest. Certain taxing authorities have filed liens against the Company as a result of the unpaid payroll taxes. Should the taxing authorities take further action, the results could be detrimental to the Company's ability to operate. In addition, the Company has not complied with the payment schedules or covenants of their bank debt. Should the banks take action against the Company the results could adversely affect the Company.

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

                 ACCIDENT PREVENTION PLUS, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
            FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2000 AND 1999
                                   (UNAUDITED)



NOTE 2 - GOING CONCERN (cont'd)

         These facts raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should the Company be unable to continue in operation.

NOTE 3 - INTERIM RESULTS AND BASIS OF PRESENTATION

         The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instruction to Form 10-QSB and Items 303 and 310(B) of Regulation S-B. In the Company's opinion, the unaudited consolidated financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of June 30, 2000 and the results of the operations and cash flows for the three and six month periods ended June 30, 2000 and 1999.

         The financial data and other information disclosed in these notes to the interim consolidated financial statements related to these periods are unaudited. The results for the three and six month periods ended June 30, 2000 are not necessarily indicative of the results to be expected for any subsequent quarter or the entire fiscal year ending December 31, 2000. The balance sheet at December 31, 1999 has been derived from the audited consolidated financial statements at that date.

NOTE 4 - DUE FROM AFFILIATE

         Due from affiliate consists of a loan receivable from KMR Telecom, LTD. ("KMR"), a corporation originated under the laws of India, which is affiliated with the Company through common stock ownership with the Chief Executive Officer of the Company. The loan is held by IPS - NY and bears interest at 12% per annum. The Company's Chief Executive Officer has pledged to the Company his 49% interest in KMR as collateral for the loan. At June 30, 2000 and December 31, 1999 the loan due from KMR amounted to $339,891 and $323,314, respectively. Interest income recorded by the Company in connection with the loan amounted to $19,443 and $17,278, respectively, for the six months ended June 30, 2000 and 1999 and $9,720 and $8,639, respectively, for the three months ended June 30, 2000 and 1999.

                 ACCIDENT PREVENTION PLUS, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
            FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2000 AND 1999
                                   (UNAUDITED)



NOTE 5 - NOTES PAYABLE

         a) Bank of Smithtown
         --------------------

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

         Additionally, IPS-NY executed a new note in the amount of $60,620 bearing interest at 9% per annum and maturing in one year. Such note represented the accrued and unpaid interest on the original IPS-NY note of $500,000 dated December 24, 1996. Lastly, in lieu of canceling the original IPS-NY $500,000 note dated December 24, 1996, the Company executed a new note in the amount of $500,000, bearing interest at prime plus 2% per annum. The new note was to be paid at the rate of $5,000 per month during the first year, $10,000 per month during the second year and $15,000 per month during the third year. At the end of the third year, the entire principal balance remaining, together with any accrued interest, shall be due and payable. As of June 30, 2000 and December 31, 1999 the principal balances on the newly issued $500,000 note, the newly issued $60,620 note and the original $100,000 SBA note are $462,173 and $490,774, $43,828 and $43,828, and $34,488 and
         $42,742, respectively.

         All notes associated with the above settlement agreement are secured by the Company's common stock owned by its Chief Executive Officer and all assets of the Company.

         As of June 30, 2000 and December 31, 1999, the Company was not in compliance with the payment schedule as agreed to above for the $500,000 note and $60,620 note. To date, Smithtown has not taken any action against the Company, but should they decide to proceed with an action the impact could have a material effect upon the Company. Due to the non-compliance, these notes with Smithtown have been classified as current liabilities at June 30, 2000 and December 31, 1999.

         Annual aggregate maturities of notes payable under the SBA note are as follows as of December 31, 1999:

                Year ended December 31:
                2000                                     $  17,041
                2001                                        19,012
                2002                                         6,689
                                                         ---------
                                                         $  42,742
                                                         =========

                 ACCIDENT PREVENTION PLUS, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
            FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2000 AND 1999
                                   (UNAUDITED)



NOTE 5 - NOTES PAYABLE (cont'd)

         b) HSBC Bank USA (formerly Marine Midland Bank)
            -------------------------------------------

         On September 17, 1996, the LLC borrowed $500,000 by executing a promissory note with HSBC Bank USA (formerly Marine Midland Bank) ("HSBC") with the note being partially guaranteed by the SBA. Such note was for a term of one year. The current terms of the note are payments of interest only at prime plus 2% per annum and due on demand. The Company is currently in the process of negotiating a long-term payout for this note with HSBC, along with having certain violations of the debt covenants waived. As of June 30, 2000 and December 31, 1999 the balance due is $474,816 and $470,715, respectively, and is classified as current. The note is secured by all of the assets of the Company, along with personal guarantees by the Chief Executive Officer and President.

NOTE 6 - CAPITAL LEASE PAYABLE

         During the six months ended June 30, 2000, the Company acquired computer equipment for $27,216 by entering into capital lease obligations with interest ranging between approximately 11% and 14% per annum, requiring 36 monthly payments of $782 which include principal and interest and downpayments aggregating $27,216. The leases are secured by the related equipment.

         At June 30, 2000, the aggregate future minimum lease payments due pursuant to the above capital lease obligations are as follows:

            Total minimal lease payments                        $  25,806

            Less: Amounting representing interest                   2,988
                                                                ---------

            Present value of net minimum lease  payments        $  22,818
                                                                =========


         At June 30, 2000 computer equipment under capital leases are carried at a book value of $23,988.

NOTE 7 - CONVERTIBLE NOTE PAYABLE

         On December 16, 1999, the Company executed a $250,000 convertible promissory note with an individual, bearing interest at 15% per annum with principal payable in full on December 31, 2001. The promissory note contains a provision stating that beginning January 2, 2001 that upon a 10 day notice the note is due on demand. On September 30, 2000 the note is convertible into common stock at the rate of $1.45 per share. There also is a prepayment penalty provision if the Company prepays the note in the first thirteen months. The Company had received $150,000 in December 1999 related to the note with the remaining $100,000 received in January 2000. In February and March 2000 the Company executed two convertible 15% promissory notes with the individual aggregating $100,000.

                 ACCIDENT PREVENTION PLUS, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
            FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2000 AND 1999
                                   (UNAUDITED)



NOTE 7 - CONVERTIBLE NOTE PAYABLE (cont'd)

         In May and June 2000, the Company executed four 15% promissory notes with the individual aggregating $300,000. The promissory notes are due on December 31, 2001, bearing interest at 15% per annum and are payable monthly in arrears or upon maturity or any earlier conversion of the note.

         At any time subsequent to September 30, 2000 the noteholder will have the right to convert the principal and accrued interest in whole or in part into common stock at $1.45 per shares.

         During March 2000, the Company entered into seven convertible 10% promissory notes aggregating $279,000. The Company received proceeds of $32,000 from three noteholders and $247,000 from four noteholders in March and April 2000, respectively. In May and June 2000 the Company executed three convertible 10% promissory notes aggregating $32,000. The promissory notes are due on December 31, 2001, bearing interest at 10% per annum and are payable monthly in arrears or upon maturity or any earlier conversion of the note. At any time subsequent to September 30, 2000, the noteholder will have the right to convert the principal and accrued interest in whole or in part into common stock at $1.45 per share.

NOTE 8 - COMMON STOCK SUBJECT TO RESCISSION OFFER

          Common stock sold subsequent to August 3, 1999 pursuant to the Company's limited offering memorandums of January and April 1999, may be in violation of the requirements of the Securities Act of 1933, as discussed in note 11(e) to the financial statements for fiscal year ended December 31, 1999 filed with the Company's Annual Report on Form 10-KSB. In addition, certain state securities rules and regulations may not have been complied with to ensure availability of a private placement transaction exemption. As such, the proceeds of $202,939 from the issuance of 139,958 shares of common stock at March 30, 2000 and December 31, 1999 have been classified outside of the equity section in the balance sheet and classified as common stock subject to rescission. As of March 30, 2000, none of the related investors have requested the Company to repurchase their shares.

NOTE 9 - COMMITMENTS AND CONTINGENCIES

         a) Payroll taxes
         ----------------

         As of June 30, 2000 and December 31, 1999, the Company owes approximately $113,659 and $93,000, respectively, of payroll taxes and related estimated penalties and interest. Federal and state tax liens have been filed against the Company in connection with unpaid payroll taxes. Although the Company has not entered into any formal repayment agreements with the respective tax authorities, it has been attempting to make payments as funds become available.

                 ACCIDENT PREVENTION PLUS, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
            FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2000 AND 1999
                                   (UNAUDITED)



NOTE 9 - COMMITMENTS AND CONTINGENCIES (cont'd)

         b) Significant customers
            ---------------------

         For the six months ended June 30, 2000 and 1999, the Company had three and two unrelated customers, respectively, which accounted for approximately 36%, 24.5% and 18%, and 61% and 34%, respectively, of total revenues. As of June 30, 2000 and December 31, 1999, the Company had two unrelated customers who accounted for approximately 22% and 75%, and 80% and 20%, respectively, of accounts receivables.

         c) Lease commitments
            -----------------

               Office Space
               ------------

               The Company entered into a sublease agreement for office space effective January 10, 2000. The sublease agreement is for two years, with two (one year) options to renew. The office lease requires monthly payments of $5,200, which includes maintenance and use of a phone system and furniture. The Company has the right upon 60 days notice to increase the square footage of office space used at a rate of $7,500 per month. For the three and six months ended June 30, 2000, the Company recorded $31,200 of rent expense related to this agreement.

         d) Employment agreement
            --------------------

               On February 1, 2000, the Company entered into an employment agreement with an individual to become the Executive Vice President of Sales. The employment agreement is for an initial two-year term with renewable terms. The officer is entitled to an annual salary of $80,000 plus commissions. The agreement includes benefits such as disability and health insurance coverage, automobile and expense allowances, and travel and entertainment allowances.

NOTE 10 - STOCKHOLDERS' DEFICIENCY

         a) Common stock repurchase
            -----------------------

         On April 18, 2000, the Company purchased 10,000 and 5,000 shares of common stock from two shareholders. The Company intends to hold these shares in treasury.

                 ACCIDENT PREVENTION PLUS, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
            FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2000 AND 1999
                                   (UNAUDITED)



NOTE 11-- RELATED PARTY TRANSACTIONS

         a) Loans Payable - Officers
            ------------------------

         As of June 30, 2000 and December 31, 1999, loans payable-officers amounting to $350,890 and $384,854, respectively, represent loans made by the President and Chief Executive Officer of the Company and are comprised of the following:

               i) The loans of the President of the Company as of June 30, 2000 and December 31, 1999 amounted to $350,889 and $377,930, respectively, as follows:

                    A $50,000 promissory note with interest accruing at 8% per annum, which is due on demand (See note 11b(i)).

                    A $240,000 loan, which the officer has secured personally through a financial institution. The Company has guaranteed to reimburse the officer for all interest and the direct cost of such loan. This loan bears interest at 9.25% per annum.

                    The remainder is comprised of advances to the Company and unreimbursed expenses amounting to $60,890 and $87,930 which are non-interest bearing.

               ii) The loans due the Chief Executive Officer amounting to $1,924 at December 31, 1999, are non-interest bearing and represent advances to the Company and unreimbursed expense.

         b) Due From Officers
            -----------------

         Due from officers as of June 30, 2000 and December 31, 1999 amounting to $227,345 and $159,997, respectively, represents advances to the following officers:

               i) As of June 30, 2000 and December 31, 1999, the Company advanced to its Executive Vice President $206,970 and $159,997, respectively. The advances are non-interest bearing and due on demand.

               ii) As of June 30, 2000, the Company advanced the Chief Executive Officer $20,375 which is non-interest bearing and due on demand.

                 ACCIDENT PREVENTION PLUS, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
            FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2000 AND 1999
                                   (UNAUDITED)



NOTE 11 - RELATED PARTY TRANSACTIONS (cont'd)

         c) Employment agreements
            ---------------------

         On January 1, 1999, the Company entered into three separate employment agreements with its Chief Executive Officer, Chief Operating Officer and Executive Vice President. As of June 30, 2000 and December 31, 1999, the Company has accrued $526,500 and $360,000, respectively, of salaries and paid $13,500 and $0, respectively to the officers. For Further information concerning these employment agreements see Note 13 to the financial statements for fiscal year ended December 31, 1999 filed with the Company's Annual Report on Form 10-KSB.

         d) Notes Payable - Shareholder
            ---------------------------

         In February 2000, the Company entered into a promissory note with Bristol Consulting, Ltd. and received proceeds of $38,500. The terms of the note are interest at ten percent per annum, with the interest and principal payable in full at the end of two years.

NOTE 12 - SUBSEQUENT EVENTS

         a) Convertible note payable
            ------------------------

         During July 2000, the Company issued three convertible 10% promissory notes aggregating $58,700 to three noteholders. The promissory notes are due on December 31, 2001, bearing interest at 10% per annum and are payable monthly in arrears or upon maturity or any earlier conversion of the note. At any time subsequent to September 30, 2000, the noteholder will have the right to convert the principal and accrued interest in whole or in part into common stock at a $1.45 per share.

         b) Employment agreements
            ---------------------

         On July 1, 2000 the Company entered into a formal employment agreement with its Chief Financial Officer. The employment agreement is for an initial one-year term with renewable (5) five one-year terms based on a majority vote of the Board of Directors. Upon signing this agreement, as is permissible with applicable SEC Regulations, the officer is to receive 250,000 shares of common stock of the Company.

         The officer is entitled to annual salary of $120,000 with annual increases based on the Consumer Price Index, along with a cash bonus of 1% of the annual net profits of the Company. The agreement includes benefits such as disability and health insurance coverage, automobile and expense allowances, travel and entertainment allowances, and options to purchase 500,000 shares of the company's common stock at $1.45 per share within five years from the effective date of the agreements. The foregoing options are intended to qualify as incentive stock options. Lastly, pursuant to the agreements, the officer agreed to defer the first six months of his salary, which is to be paid in full on December 31, 2000.

                 ACCIDENT PREVENTION PLUS, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
            FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2000 AND 1999
                                   (UNAUDITED)



NOTE 12 - SUBSEQUENT EVENTS

         c) Common stock for settlement of debt
            -----------------------------------

         On July 28, 2000 the Company agreed with a vendor (SHS) to issue 100,000 shares of the Company's common stock for $145,000 of accounts payable due to the vendor. Included in this agreement is the purchase by the Company of intellectual property rights related to software and source codes valued at $87,000. The Company will issue these shares of common stock on or before September 15, 2000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

     During the six-month period ended June 30, 2000, sales of the AP+Series products to the Company's customers accounted for approximately 95% of total gross revenues, with International Purchasing Services, Inc., a wholly-owned subsidiary of the Company ("IPS") contributing approximately 5%. Although the Company intends to expand its marketing of the AP+Series and related products in non-transportation industries, such as the medical fields, management of the Company believes that sales of the AP+Series and related products to its customers in the fleet management and driver training industries will continue to be an important line of business for the Company for the next several years.

RESULTS OF OPERATIONS

Six-Month Period Ended June 30, 2000 Compared with Six-Month Period Ended June 30, 1999

     The Company's net losses during the six-month period ended June 30, 2000 were approximately $933,294 compared to a net loss of approximately $613,031 (an increase of 52%) during the six-month period ended June 30, 1999.

     Net revenues during the six-month period ended June 30, 2000 and 1999 were $353,840 and $116,746, respectively. Net revenues increased by approximately $237,094 or 204% for the six-month period ended June 30, 2000 as compared to the six-month period ended June 30, 1999. The increase in net revenues during the six-month period ended June 30, 2000 was primarily due to the sale of AP+Series products to AFT-IFTM, a driver training school ("AFT-IFTM"), American Trucking Association ("ATA") and VIA TI, a trucking company in France ("VIA") of $127,904, $86,875 and $63,131, respectively.

     Gross profit during the six-month period ended June 30, 2000 and 1999 amounted to $194,551 and $53,083, respectively, or a net increase of $141,468. Gross profit percentages for the six-month periods ended June 30, 2000 and 1999 were 55% and 45%, respectively, or a net increase of approximately 22%.

     The increase in gross profit is attributable to discounts for volume purchases, reduced component costs, and cost savings from the redesign of the PC board. The increase in revenues and gross profit during the six-month period ended June 30, 2000 as compared to the six-month period ended June 30, 1999 is attributable to (i) the emergence of the Company from primarily a developmental and research stage to a revenue generating stage, (ii) increased market penetration, and (iii) fulfillment of major orders. The Company and its subsidiaries have entered into various agreements with certain entities in order to establish distribution channels in foreign and domestic countries, realized successful performance of certain pilot tests and development of new products.

     Selling, general and administrative expenses for the six-month period ended June 30, 2000 and 1999 were $973,553 and $476,896, respectively (an increase of $496,657 or 104%). The increase in selling, general and administrative expenses for the six-month period ended June 30, 2000 were primarily due to the Company incurring increased costs associated with salaries, consulting fees and professional fees, which amounted to approximately $230,000, $117,000 and $107,000, respectively. In general, selling, general and administrative expenses include corporate overhead, administrative salaries, shipping and warehousing costs, selling expenses, consulting costs, and professional fees.

     Research and development expenses for the six-month period ended June 30, 2000 were $64,836 as compared to $142,406 for the six-month period ended June 30, 1999 (an decrease of $77,570 or -54%). The reduction in research and development expenses is primarily due to the Company's focus on the marketing and sale of its AP+Series products and related products. Management believes that as the Company's cash flow increases, additional funds will be expended on further research and development relating to new products.

     Interest expense increased to $113,624 during the six-month period ended June 30, 2000 compared to interest expense of $68,330 during the six-month period ended June 30, 1999 (an increase of $45,294 or 66%). The increase is primarily attributable to interest relating to the loan from HSBC Bank, Bank of Smithtown and convertible notes payable.

     As discussed above, the increase in net loss during the six-month period ended June 30, 2000 as compared to the six-month period ended June 30, 1999 is attributable primarily to a substantial increase in selling, general and administrative expenses and an increase in interest expense. The Company's net earnings (losses) during the six-month period ended June 30, 2000 were approximately ($933,294) or ($0.05) per common share compared to a net loss of approximately ($613,031) or ($0.04) per common share (an increase of 52%) during the six-month period ended June 30, 1999. The weighted average of common shares outstanding were 17,778,196 for the six-month period ended June 30, 2000 compared to 17,405,641 for the six-month period ended June 30, 1999.

Three-Month Period Ended June 30, 2000 Compared with Three-Month Period Ended June 30, 1999

     The Company's net losses during the three-month period ended June 30, 2000 were approximately $541,001 compared to a net loss of approximately $333,538 (an increase of 62%) during the three-month period ended June 30, 1999.

     Net revenues during the three-month period ended June 30, 2000 and 1999 were $162,364 and $90,800, respectively. Net revenues increased by approximately $71,564 or 79% for the three-month period ended June 30, 2000 as compared to the three-month period ended June 30, 1999. The increase in net revenues during the three-month period ended June 30, 2000 was primarily due to the sale of AP+Series products to VIA TIA and AFT at $50,000 and $44,000, respectively.

     Gross profit during the three-month period ended June 30, 2000 and 1999 amounted to $69,570 and $40,189, respectively, or a net increase of $29,381. Gross profit percentages for the three-month period ended June 30, 2000 and 1999 were approximately 43% and 44%, respectively, or a net decrease of approximately 2%.

     Selling, general and administrative expenses for the three-month period ended June 30, 2000 and 1999 were $540,936 and $253,236, respectively (an increase of $287,700 or 114%). The increase in selling, general and administrative expenses for the three-month period ended June 30, 2000 were primarily due to the Company incurring increases costs associated with its overhead costs, professional fees, and interest costs.

     Research and development expenses for the three-month period ended June 30, 2000 were $12,389 as compared to $97,247 for the three-month period ended June 30, 1999 (a decrease of $84,859 or -87%). Interest expense increased to $66,966 during the three-month period ended June 30, 2000 compared to interest expense of $31,884 during the three-month period ended June 30, 1999 (an increase of $35,082 or 110%). The increase is primarily attributable to interest relating to the loan from HSBC Bank, the Bank of Smithtown and convertible notes payable.

     As discussed above, the increase in net loss during the three-month period ended June 30, 2000 as compared to the three-month period ended June 30, 1999 is attributable primarily to a substantial increase in selling, general and administrative expenses. The Company's net earnings (losses) during the three-month period ended June 30, 2000 were approximately ($536,365) or ($0.03) per share compared to a net loss of approximately ($333,538) or ($0.02) per share (an increase of 44%) during the three-month period ended June 30, 1999. The weighted average number of common shares outstanding were 17,778,196 for the three-month period ended June 30, 2000 compared to 17,497,812 for the three-month period ended June 30, 1999.

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

     As of June 30, 2000, the Company's current assets were $318,109 and its current liabilities were $2,776,893, which resulted in a working capital deficit of $2,458,784. As of June 30, 2000, the Company's total liabilities were $4,186,323, and the Company's total liabilities exceeded its total assets by $3,248,665. The Company's stockholders' deficit increased from $2,496,560 at December 31, 1999, to $3,429,854 at June 30, 2000.

     As of June 30, 2000, the Company was not in compliance with terms of loans due to financial institutions totaling $1,008,881 requiring the loans to be reflected as current liabilities. To date the financial institutions have not taken any actions and are in the process of restructuring and or waiving the default of the loans. Also, included in the current liabilities are accounts payable of $878,568, $605,397 of accrued expense (of which $526,500 is accrued officers salaries), $113,659 of payroll taxes, $24,720 of other taxes payable and $137,966 of customer deposits. Long term liabilities include convertible notes payable of $961,000, loans due officers and directors of $388,390, and a note payable to shareholder of $38,500. The Company's assets consisted primarily of cash of $14,277, $101,636 in accounts receivable, $109,338 in inventory, $86,866 in prepaid expenses, 339,891 owing from KMR Telecom Limited, an affiliate of the Company ("KMR"), $227,345 owing from officers of the Company, and $16,280 of other assets.

     For the six-months ended June 30, 2000, the net cash used for operating activities was $680,109 compared to net cash used for operating expenses of $368,628 for the six-months ended June 30, 1999 (an increase of $354,809 or 96%). As discussed above, the increase was primarily comprised of (i) a net loss of $938,019 for the six-month period ending June 30, 2000 compared to a net loss of $613,013 for the six-month period ended June 30, 1999 (an increase of $324,988 or 53%) and (ii) an increase in prepaid expenses to $72,245 for the six-month period ending June 30, 2000 compared to $20,042 for the six-month period ended June 30, 1999 (an increase of $52,203 or 260%).

     The Company increased its capital expenditures to $29,285 for the six-month period ended June 30, 2000 compared to $6,513 for the six-month period ended June 30, 1999, all of which relate to the purchase of equipment.

     The Company increased its net cash from financing activities for the six-months ended June 30, 2000 to $699,925 compared to $368,658 for the six-month period ended June 30, 1999 (an increase of $354,839 or 96%). The major component primarily consisted of proceeds from issuance of convertible notes payable of $811,000 for the six-month period ended June 30, 2000 compared to $0 for the six-month period ended June 30, 1999.

MATERIAL COMMITMENTS

     In addition to those certain material commitments of the Company disclosed in prior filings and in connection with the research and development expenses and other overhead costs incurred during fiscal year 2000, the Company has borrowed funds and entered into various contractual arrangements representing certain of the following material commitments.

     A significant and estimated commitment for the Company for fiscal year 2000 is (i) the issuance of a $250,000 convertible promissory note dated December 16, 1999; and (ii) issuance of additional convertible promissory notes in the aggregate of $232,000 during the three-month period ended March 31, 2000.

     During the three-month period ended June 30, 2000, the Company issued additional convertible promissory notes in the aggregate of $579,000. The terms of the notes are interest is to be accrued at 10% per annum payable month in arrears or upon maturity, notes are payable in full on December 31, 2001, and the notes are convertible at any time subsequent to September 30, 2000 into restricted shares of the Company's common stock at the rate of $1.45 per share.

     The Company entered into an employment agreement dated July 1, 2000 with its Chief Financial Officer, Julius J. Valente, Jr. (the "Employment Agreement"). Pursuant to the terms and provisions of the Employment Agreement, commencing July 1, 2000 for an initial one-year term with renewable five one-year terms, Mr. Valente will receive: (i) an annual salary of $120,000 with annual increases based on the Consumer Price Index, (ii) an annual cash bonus equal to one percent (1%) of the annual net profits for the preceding fiscal year; (iii) issuance of 250,000 shares of Common Stock; and (iv) stock options to purchase 500,000 shares of restricted common stock of the Company at $1.45 per share within five years from the effective date of the Employment Agreement. Other benefits provided for in the Employment Agreement is disability and health insurance coverage, automobile and expense allowances and travel and entertainment allowances. Pursuant to the terms and provisions of the Employment Agreement, Mr. Valente has agreed to defer the first six months of salary which is to be paid in full on December 31, 2000.

     The Company entered into an employment agreement dated February 1, 2000 with its executive vice president of sales (the "Sales Employment Agreement"). Pursuant to the terms of the Sales Employment Agreement, commencing February 1, 2000 for an initial two-year term with renewable terms, the Company will pay to the executive vice president of sales an annual salary of $80,000 plus commissions. The Sales Employment Agreement also provides for disability and health insurance coverage, automobile and expense allowances, travel and entertainment allowances.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     No report required.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     Based on a recent audit of the books and records of the Company by the Company's independent auditors, Massella, Tomaro & Co. LLP, management of the Company was apprised that an error occurred in the number of shares of Common Stock issued pursuant to the Exchange Agreement dated October 28, 1998 between the Company and members of Accident Prevention Plus, LLC, a limited liability company.

     |X| As of July 10, 2000, Mr. Richard Goodhart's ownership of shares of Common Stock increased to 5,886,394 (33.1%) and Mr. Steven Wahrman's ownership of shares of Common Stock decreased to 2,724,000 (15.3%) pursuant to an agreement to rectify the error in the number of shares of restricted Common Stock issued in accordance with the Exchange Agreement. The Company issued the shares in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act") and Regulation D, Rule 504 promulgated thereunder. Mr. Goodhart represented to the Company that he acquired the shares for his own account, and not with a view to distribution, and that the Company made available all material information concerning the Company.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     No report required.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No report required.

ITEM 5. OTHER INFORMATION

     No report required.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a)      Exhibits.

                   10.21 Employment Agreement dated July 1, 2000 between the Company and Julius J. Valente.

        (b)  No reports required.


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized

                                          ACCIDENT PREVENTION PLUS, INC.

Dated: August 18, 2000                    By: /s/ Steven Wahrman
       ---------------                       -----------------------------------
                                              Steven Wahrman, President