Form 10QSB
period 2000-09-30
ACCIDENT PREVENTION PLUS INC
filed 2000-11-20
CIK 1084702

U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 2000

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

                          Yes           No    X

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Class                                          Outstanding as of November 1,2000
-----------------------------                   --------------------------------
Common Stock, $.001 par value                   17,988,238

Transitional Small Business Disclosure Format (check one)

                          Yes            No     X

                         Accident Prevention Plus, Inc.

                                      INDEX


                                                                         Page
                                                                         ----

PART I.   FINANCIAL INFORMATION                                          F-1

     Item 1. Financial Statements                                     F-1 - F-19

     Item 2. Management's Discussion and Analysis of
               Financial Condition and Results of Operations              3

PART II.  OTHER INFORMATION                                               8

     Item 1. Legal Proceedings                                            8

     Item 2. Changes in Securities and Use of Proceeds                    8

     Item 3. Defaults Upon Senior Securities                              8

     Item 4. Submission of Matters to a Vote of Security Holders         10

     Item 5. Other Information                                           10

     Item 6. Exhibits and Reports on Form 8-K                            10

SIGNATURES                                                               10

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


                 ACCIDENT PREVENTION PLUS, INC. AND SUBSIDIARIES
                        CONSOLIDATED FINANCIAL STATEMENTS
            FOR THE THREE AND NINE-MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                                   (UNAUDITED)


                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                        Page
                                                                       Number
                                                                       ------

Consolidated Balance Sheets at September 30, 2000 (unaudited)
    and December 31, 1999                                                F-2

Consolidated Statements of Operations for the three and nine months
     ended September 30, 2000 and 1999 (unaudited)                       F-3

Consolidated Statement of Stockholders' Deficiency for the
     nine months ended September 30, 2000 (unaudited)                    F-4

Consolidated Statements of Cash Flows for the three and nine months
     ended September 30, 2000 and 1999 (unaudited)                    F-5 to F-6

Notes to Consolidated Financial Statements                           F-7 to F-19

                                ACCIDENT PREVENTION PLUS, INC. AND SUBSIDIARIES
                                          CONSOLIDATED BALANCE SHEETS
                                                    ASSETS
                                                    ------                         (Unaudited)
                                                                                   September 30,  December 31,
                                                                                       2000           1999
                                                                                   -----------    -----------
Current Assets:
  Cash                                                                             $     3,773    $    23,746
  Accounts receivable - net                                                             58,993        147,071
  Inventory                                                                             84,078        130,121
  Prepaid expenses                                                                      77,411         14,621
  Other current assets                                                                   4,036           --
                                                                                   -----------    -----------
     Total Current Assets                                                              228,291        315,559
                                                                                   -----------    -----------

Property & Equipment, Net                                                               37,097         21,822
                                                                                   -----------    -----------
Other Assets:
  Due from officer                                                                     229,056        159,997
  Due from affiliate                                                                   349,719        323,314
  Intangible assets - net                                                               81,000           --
  Other                                                                                  6,900         25,696
                                                                                   -----------    -----------
                        Total Other Assets                                             666,675        509,007
                                                                                   -----------    -----------

        Total Assets                                                               $   932,063    $   846,388
                                                                                   ===========    ===========
                                   LIABILITIES AND STOCKHOLDERS' DEFICIENCY
                                   ----------------------------------------
Current Liabilities:
  Notes payable  - bank                                                            $   999,150    $ 1,022,358
  Notes payable - shareholders                                                          69,500           --
  Capital leases payable                                                                 7,931           --
  Convertible note payable                                                           1,028,400           --
  Notes payable                                                                         60,000           --
  Accounts payable                                                                     970,187        833,278
  Accrued expenses                                                                     742,144        435,675
  Payroll taxes payable                                                                140,925         92,760
  Other taxes payable                                                                   26,022         19,917
  Customer deposits                                                                    137,966        137,966
                                                                                   -----------    -----------
     Total Current Liabilities                                                       4,182,225      2,541,954
                                                                                   -----------   ------------
Long Term Liabilities:
  Notes payable, net of current portion                                                 13,361         25,701
  Capital leases payable, net of current portion                                        13,415           --
  Convertible note payable                                                                --          150,000
  Loans payable - officers                                                             364,109        384,854
  Notes payable - shareholders                                                          38,500           --
  Notes payable - director                                                              37,500         37,500
                                                                                   -----------   ------------
     Total Long Term Liabilities                                                       466,885        598,055
                                                                                   -----------   ------------

Total Liabilities                                                                    4,649,110      3,140,009
                                                                                   -----------   ------------
Common Stock Subject To Rescission Offer, - $.001 par value,
    124,958 and 139,958 shares issued and outstanding,
    respectively  (Note 10)                                                            181,189        202,939

Commitments & Contingencies (Note 11)                                                     --             --
                                                                                   -----------    -----------
Stockholders' Deficiency:
  Common Stock - $.001 par value, 50,000,000 shares authorized,
  17,988,238 and 17,295,970 shares issued and outstanding, respectively                 17,988         17,638
  Additional paid-in capital                                                         1,152,292        660,055
  Accumulated - other comprehensive income                                              10,657            665
  Accumulated deficit                                                               (5,079,173)    (3,174,918)
                                                                                   -----------    -----------
           Total Stockholders' Deficiency                                           (3,898,236)    (2,496,560)
                                                                                   -----------    -----------

           Total Liabilities and Stockholders' Deficiency                          $   932,063    $   846,388
                                                                                   ===========    ===========

                             See accompanying notes to consolidated financial statements

                                                         F - 2


                             ACCIDENT PREVENTION PLUS, INC. AND SUBSIDIARIES
                                  CONSOLIDATED STATEMENTS OF OPERATIONS
                                      FOR THE THREE AND NINE MONTHS
                             ENDED SEPTEMBER 30, 2000 AND 1999 (UNAUDITED)


                                                    (Unaudited)                    (Unaudited)
                                           For the three months ended      For the nine months ended
                                                    September 30,                  September 30,
                                               2000            1999            2000           1999
                                          ------------    ------------    ------------    ------------
Net Sales                                 $     63,023    $    239,648    $    389,435    $    356,394

Cost of Sales                                   37,422         114,361         172,057         171,481
                                          ------------    ------------    ------------    ------------

Gross Profit                                    25,601         125,287         217,378         184,913
                                          ------------    ------------    ------------    ------------

Expenses:
  Selling, general and administrative          850,793         249,352       1,824,346         722,008
  Research and development                      33,749         117,715          98,585         260,121
                                          ------------    ------------    ------------    ------------

Total Expenses                                 884,542         367,067       1,922,931         982,129
                                          ------------    ------------    ------------    ------------
Loss before other income (expenses)
  and provision for income tax                (858,941)       (241,780)     (1,705,553)       (797,216)
                                          ------------    ------------    ------------    ------------

Other Income (Expenses)
  Loss on foreign currency transactions        (18,622)           --           (18,622)           --
  Interest income                                9,827           8,639          29,270          25,916
  Interest expense                             (98,500)        (36,897)       (209,350)       (105,226)
                                          ------------    ------------    ------------    ------------
Total Other Income (Expenses)                 (107,295)        (28,258)       (198,702)        (79,310)
                                          ------------    ------------    ------------    ------------

Loss Before Provision for
  Income Taxes                                (966,236)       (270,038)     (1,904,255)       (876,526)

Provision For Income Taxes                        --              --              --              --
                                          ------------    ------------    ------------    ------------

Net Loss                                      (966,236)       (270,038)     (1,904,255)       (876,526)

Other Items of Comprehensive Income              4,875            --             9,600            --
                                          ------------    ------------    ------------    ------------

Comprehensive Net Loss                    $   (961,361)   $   (270,038)   $ (1,894,655)   $   (876,526)
                                          ============    ============    ============    ============
Basic:
  Net Loss                                $       (.05)   $       (.02)   $       (.11)   $       (.05)
                                          ============    ============    ============    ============

Weighted Average Number of Shares
  Outstanding                               17,835,911      17,717,443      17,835,911      17,435,742
                                          ============    ============    ============    ============


                      See accompanying notes to consolidated financial statements.

                                                  F - 3


                                   ACCIDENT PREVENTION PLUS, INC. AND SUBSIDIARIES
                                   CONSOLIDATED STATEMENT STOCKHOLDERS' DEFICIENCY
                                    FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000
                                                     (UNAUDITED)



                                                                          Accumulated
                                        Common Stock       Additional        Other                       Total
                                        ------------         Paid-in     Comprehensive  Accumulated   Stockholders'
                                      Shares      Amount     Capital     Income (Loss)    Deficit      Deficiency
                                    ----------   --------  ------------  ------------   ------------   ----------
Balances at December 31, 1999       17,638,238   $17,638   $   660,055      $   665     $ (3,174,918)  $(2,496,560)

Issuance of common stock issued
  to officer in accordance with
  signing of employment contract       250,000       250       362,250         --               --         362,500


Issuance of common stock in
  connection with settlement of
  debt and purchase of intangibles     100,000       100       144,900         --               --         145,000

Commons stock issuance costs              --        --         (14,913)        --               --         (14,913)

Foreign currency
  translation adjustment                  --        --            --          9,992             --           9,992

Net loss for the nine months
  ended September 30, 2000                --        --            --           --         (1,904,255)   (1,904,255)
                                    ---------- ---------   -----------     --------      -----------   -----------

Balances at September 30, 2000      17,988,238 $  17,988   $ 1,152,292     $ 10,657      $(5,079,173)  $(3,898,236)
                                    ========== =========   ===========     ========      ===========   ===========


                            See accompanying notes to consolidated financial statements.



                                    ACCIDENT PREVENTION PLUS, INC. AND SUBSIDIARIES
                                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                                             FOR THE THREE AND NINE MONTHS
                                     ENDED SEPTEMBER 30, 2000 AND 1999 (UNAUDITED)

                                                                    (Unaudited)                  (Unaudited)
                                                             For the three months ended    For the nine months ended
                                                                   September 30,                September 30,
                                                                2000          1999           2000           1999
                                                            ------------   ------------   -----------    ------------

Operating activities
  Net loss                                                  $  (966,236)   $  (270,038)   $(1,904,255)   $  (876,526)
    Adjustments to reconcile net loss to net
    cash used for operating activities:
    Depreciation and amortization                                10,948          1,625         19,971          8,250
    Common stock issued for officers salaries                   362,500           --          362,500           --
    Foreign currency translation                                  5,267           --            9,992           --
Decrease (increase) in:
    Inventory                                                    50,345         50,037         71,128         (5,484)
    Accounts receivable                                          17,558        (97,556)        62,993       (158,357)
    Prepaid expenses                                              9,455         49,596        (62,790)        69,638
    Other current assets                                          1,956           --           (4,036)          --
    Other assets                                                  3,368        (11,445)        18,796        (15,146)

(Decrease) increase in:
    Cash overdraft                                                 --             --             --          (19,813)
    Accounts payable and accrued expenses                       286,366         91,648        501,377        357,539
    Payroll taxes payable                                        27,266            140         48,165          3,783
    Other taxes payable                                           1,302           --            6,105           --
    Customer deposits                                              --          166,879           --          166,879
                                                            -----------    -----------    -----------    -----------
Net cash used for operating activities                         (189,905)       (19,114)      (870,054)      (469,237)
                                                            -----------    -----------    -----------    -----------

Investing activities
    Purchase of property and equipment                             --          (10,318)       (29,246)       (13,692)
                                                            -----------    -----------    -----------    -----------

Net cash used for investing activities                             --          (10,318)       (29,246)       (13,692)
                                                            -----------    -----------    -----------    -----------

Financing activities
    Repayments of notes payable                                  (2,794)       (88,139)       (35,548)       (34,230)
    Proceeds from notes payable                                  60,000           --           60,000           --
    Proceeds from capital lease contributions                      --             --           21,346         (2,896)
    Repayments of capital lease payable                          (1,472)          --             --
    Proceeds from convertible note payable                       67,400           --          878,400           --
    Proceeds from sale of common stock                             --           47,653           --          446,056
    Proceeds from (repayments of)
      common stock subject to rescission                           --           64,837        (21,750)       165,390
    Cost associated with common stock issuances                 (14,913)          --          (14,913)          --
    Proceeds from officers loans payable                         13,219           --             --             --
    Repayments of officers loans payable                           --             --          (20,745)          --
    (Advances to) proceeds from affiliates and shareholders     (11,539)         6,685        (95,463)       (89,756)
    Proceeds from shareholder note                               69,500           --          108,000           --
                                                            -----------    -----------    -----------    -----------

Net cash provided by financing activities                       179,401         31,036        879,327        484,564
                                                            -----------    -----------    -----------    -----------
Net increase (decrease) in cash                                 (10,504)         1,604        (19,973)         1,635

Cash and cash equivalents at beginning of year                   14,277            223         23,746            192
                                                            -----------    -----------    -----------    -----------

Cash and cash equivalents at end of year                    $     3,773    $     1,827     $    3,773    $     1,827
                                                            ===========    ===========     ==========    ===========

                             See accompanying notes to consolidated financial statements.

                                                         F - 5

                               ACCIDENT PREVENTION PLUS, INC. AND SUBSIDIARIES
                                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                        FOR THE THREE AND NINE MONTHS
                                ENDED SEPTEMBER 30, 2000 AND 1999 (UNAUDITED)



                                                                (Unaudited)                (Unaudited)
                                                        For the three months ended  For the nine months ended
                                                               September 30,              September 30,
                                                            2000         1999          2000         1999
                                                        -----------   -----------   -----------   ----------

Supplemental disclosure of non-cash flow information:
 Cash paid during the year for:
    Interest                                            $    65,022   $    36,897   $   114,455   $  105,226
                                                        ===========   ===========   ===========   ==========
    Income taxes                                        $      --     $      --     $      --     $     --
                                                        ===========   ===========   ===========   ==========

Schedule of non-cash operating activities:
  Issuance of 40,000 shares of common
  stock in connection with settlement of
    accounts payable                                    $    58,000   $      --     $    58,000   $     --
                                                        ===========   ===========   ===========   ==========

Schedule of non-cash investing activities:
  Issuance of 60,000 shares of common
    stock in connection with purchase of
    intangibles                                         $    87,000   $      --     $    87,000   $     --
                                                        ===========   ===========   ===========   ==========


                        See accompanying notes to consolidated financial statements.

                                                    F - 6

                 ACCIDENT PREVENTION PLUS, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
         FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                                   (UNAUDITED)



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

                 ACCIDENT PREVENTION PLUS, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
         FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                                   (UNAUDITED)


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

NOTE 2 - GOING CONCERN

         The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. For the years ended December 31, 1999 and 1998, the Company generated net losses of $1,173,837 and $605,241, respectively. At September 30, 2000 the Company has an accumulated deficit of $5,079,173. Additionally, as of September 30, 2000, the Company has a working capital deficiency amounting to $3,953,934 and is in default of it's bank debt and certain convertible notes payable (See Note 6 and 8).

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

                 ACCIDENT PREVENTION PLUS, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
         FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                                   (UNAUDITED)


NOTE 2 - GOING CONCERN (cont'd)

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

NOTE 3 - INTERIM RESULTS AND BASIS OF PRESENTATION

         The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instruction to Form 10-QSB and Items 303 and 310(B) of Regulation S-B. In the Company's opinion, the unaudited consolidated financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of September 30, 2000 and the results of the operations and cash flows for the three and nine month periods ended September 30, 2000 and 1999.

         The financial data and other information disclosed in these notes to the interim consolidated financial statements related to these periods are unaudited. The results for the three and nine month periods ended September 30, 2000 are not necessarily indicative of the results to be expected for any subsequent quarter or the entire fiscal year ending December 31, 2000. The balance sheet at December 31, 1999 has been derived from the audited consolidated financial statements at that date.

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

                 ACCIDENT PREVENTION PLUS, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
         FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                                   (UNAUDITED)



NOTE 4 - DUE FROM AFFILIATE (cont'd)

         At September 30, 2000 and December 31, 1999 the loan due from KMR amounted to $349,718 and $323,314, respectively. Interest income recorded by the Company in connection with the loan amounted to $29,270 and $25,450, respectively, for the nine months ended September 30, 2000 and 1999 and $9,827 and $8,172, respectively, for the three months ended September 30, 2000 and 1999.

NOTE 5 - INTANGIBLES

         Intangibles consist of intellectual property rights to software source code and a schematic database which the Company acquired in July 2000 for $87,000 through the issuance of 60,000 shares of common stock of the Company. (See note 11b.) The intangibles are recorded at cost less accumulated amortization which is computed on a straight - line basis over a period of three years.


NOTE 6 - NOTES PAYABLE - BANK

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

         Additionally, IPS-NY executed a new note in the amount of $60,620 bearing interest at 9% per annum and maturing in one year. Such note represented the accrued and unpaid interest on the original IPS-NY note of $500,000 dated December 24, 1996. Lastly, in lieu of canceling the original IPS-NY $500,000 note dated December 24, 1996, the Company executed a new note in the amount of $500,000, bearing interest at prime plus 2% per annum. The new note was to be paid at the rate of $5,000 per month during the first year, $10,000 per month during the second year and $15,000 per month during the third year. At the end of the third year, the entire principal balance remaining, together with any accrued interest, shall be due and payable. As of September 30, 2000 and December 31, 1999 the principal balances on the newly issued $500,000 note, the newly issued $60,620 note and the original $100,000 SBA note are $462,174 and $490,774, $43,828 and $43,828, and $31,692
         and $42,742, respectively.

         All notes associated with the above settlement agreement are secured by the Company's common stock owned by its Chief Executive Officer and all assets of the Company.

                 ACCIDENT PREVENTION PLUS, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
         FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                                   (UNAUDITED)


NOTE 6 - NOTES PAYABLE (cont'd)

     a)  Bank of Smithtown (cont'd)
         --------------------------

         As of September 30, 2000 and December 31, 1999, the Company was not in compliance with the payment schedule as agreed to above for the $500,000 note and $60,620 note. To date, Smithtown has not taken any action against the Company, but should they decide to proceed with an action the impact could have a material effect upon the Company. Due to the non-compliance, these notes with Smithtown have been classified as current liabilities at September 30, 2000 and December 31, 1999.

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
                                                      ===========

     b)  HSBC Bank USA (formerly Marine Midland Bank)
         -------------------------------------------

         On September 17, 1996, the LLC borrowed $500,000 by executing a promissory note with HSBC Bank USA (formerly Marine Midland Bank) ("HSBC") with the note being partially guaranteed by the SBA. Such note was for a term of one year. The current terms of the note are payments of interest only at prime plus 2% per annum and due on demand. As of September 30, 2000 and December 31, 1999 the balance due is $474,817 and $470,715, respectively, and is classified as current. The note is secured by all of the assets of the Company, along with personal guarantees by the Chief Executive Officer and President ("the Guarantors").

         On or about September 21, 2000, HSBC filed suit against LLC and the Guarantors in the Supreme Court of New York with respect to the Company's indebtedness to HSBC. The suit filed by HSBC alleged that the Company failed to comply and is in default under the terms of the Financing Documents.

                 ACCIDENT PREVENTION PLUS, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
         FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                                   (UNAUDITED)


NOTE 6--   NOTES PAYABLE (cont'd)

     b)  HSBC Bank USA (formerly Marine Midland Bank) (cont'd)
         ----------------------------------------------------


         On November 3, 2000, HSBC, LLC and the Guarantors entered into a settlement agreement (the "Settlement Agreement") in which HSBC agreed to (i) a stipulation of discontinuance (to withdraw its pending suit, without prejudice to the re-commencement of same upon a default under the Settlement Agreement); (ii) forbear from commencing any other action or proceeding against LLC and the Guarantors with respect to the indebtedness of the Company until August 20, 2001; and (iii) forbear from entering judgment against LLC and the Guarantors until August 20, 2001. However, in the event the Company defaults under the Settlement Agreement, HSBC has retained the right to commence an action against LLC and the Guarantors.

         Pursuant to the terms of the Settlement Agreement, LLC and the Guarantors have executed confessions of judgment for the amounts due and owing HSBC and agreed to make the following payments:

         (a) Upon execution of the Settlement Agreement, an initial payment of $18,960, which represents all accrued and unpaid interest and late charges on the Financing Documents to the date of the Settlement Agreement;

         (b) Upon execution of the Settlement Agreement, an initial payment of $100,000, which represents an initial principal payment to reduce the outstanding balance;

         (c) Commencing on December 1, 2000 and continuing on the first day of each month thereafter until August 20, 2001, monthly payments of interest on the outstanding principal balance and monthly payments of principal in the amount of $5,000;

         (d) On or before January 15, 2001, a principal payment of $250,000 to be applied to reduce the outstanding principal balance; and

         (e) On or before August 20, 2001, payment of the outstanding balance of the total indebtedness.

         LLC has a distributor agreement with American Overseas Corporation ("AOC"). The agreement calls for certain payments which are disclosed in note 10m to the financial statements for fiscal year ended December 31, 1999 filed with the Company's annual report on Form 10-KSB. In the event the Company receives the first payment of $1,000,000 in accordance with the agreement from AOC prior to January 15, 2001, the Company is required to immediately pay HSBC an amount equal to twenty-five percent (25%) of $1,000,000 (i.e. $250,000) or any portion thereof received by the Company from AOC from time to time.

                 ACCIDENT PREVENTION PLUS, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
         FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                                   (UNAUDITED)


NOTE 6 - NOTES PAYABLE (cont'd)

     b)  HSBC Bank USA (formerly Marine Midland Bank) (cont'd)
         ----------------------------------------------------

         Such amounts received by HSBC will be credited against the $250,000 payment due and owing by the Company on or before January 15, 2001.

         Failure of the Company to pay such sums due under the terms of the Settlement Agreement or perform any of the other obligations set forth in the Settlement Agreement shall constitute an event of default and the full amount of the indebtedness, less any payments made, will become immediately due and payable without further notice or demand from HSBC. Such an event of default will also entitle HSBC to seek judgments against LLC and the Guarantors pursuant to the confessions of judgment.

NOTE 7 - CAPITAL LEASE PAYABLE

         During the nine months ended September 30, 2000, the Company acquired computer equipment for $27,216 by entering into capital lease obligations with interest ranging between approximately 11% and 14% per annum, requiring 36 monthly payments of $782 which include principal and interest and down payments aggregating $27,216. The leases are secured by the related equipment.

         At September 30, 2000, the aggregate future minimum lease payments due pursuant to the above capital lease obligations are as follows:

                  Total minimal lease payments              $    24,576

                  Less: Amounting representing interest           3,230
                                                            -----------

         Present value of net minimum lease payments        $    21,346
                                                            ===========

         At September 30, 2000 computer equipment under capital leases are carried at a book value of $21,891.

NOTE 8 - CONVERTIBLE NOTE PAYABLE

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

                 ACCIDENT PREVENTION PLUS, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
         FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                                   (UNAUDITED)


NOTE 8 - CONVERTIBLE NOTE PAYABLE (cont'd)

         The Company had received $150,000 in December 1999 related to the note with the remaining $100,000 received in January 2000. In February and March 2000 the Company executed two convertible 15% promissory notes with the individual aggregating $100,000.

         In May, June and July 2000, the Company executed five 15% promissory notes with the same individual aggregating $350,000. The promissory notes are due on December 31, 2001, bearing interest at 15% per annum and are payable monthly in arrears or upon maturity or any earlier conversion of the note.

         At any time subsequent to September 30, 2000 the noteholder will have the right to convert the principal and accrued interest in whole or in part into common stock at $1.45 per share.

         During March and April 2000, the Company entered into seven convertible 10% promissory notes aggregating $297,000. The Company received proceeds of $52,000 from three noteholders and $247,000 from four noteholders in March and April 2000, respectively. In June 2000 the Company executed two convertible 10% promissory notes aggregating $12,000. In July and August 2000 the Company executed four convertible 10% promissory notes aggregating $17,400. The promissory notes are due on December 31, 2001, bearing interest at 10% per annum and are payable monthly in arrears or upon maturity or any earlier conversion of the note.

         The promissory note contains a provision stating that beginning January 2, 2001 that upon a 10 day notice the note is due on demand. At any time subsequent to September 30, 2000, the noteholder will have the right to convert the principal and accrued interest in whole or in part into common stock at $1.45 per share.

         The promissory note contains a provision stating that beginning January 2, 2001 that upon a 10 day notice the note is due on demand. At September 30, 2000 none of the above mentioned noteholders have exercised their right to convert to common shares.

         At September 30, 2000 the Company is not in compliance with it's payments of monthly interest to noteholders aggregating $952,500. In accordance with provisions of the promissory note the Company is subject to a default interest rate of 24% on the outstanding balances.

NOTE 9 - NOTES PAYABLE

         In July, August and September 2000, the Company executed four 10% promissory notes with certain individuals aggregating $60,000. The promissory notes are due on December 31, 2000 bearing interest at 10% per annum.

                 ACCIDENT PREVENTION PLUS, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
         FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                                   (UNAUDITED)


NOTE 10 - COMMON STOCK SUBJECT TO RESCISSION OFFER

          Common stock sold subsequent to August 3, 1999 pursuant to the Company's limited offering memorandums of January and April 1999, may be in violation of the requirements of the Securities Act of 1933 as discussed in note 11e to the financial statements for fiscal year ended December 31, 1999 filed with the Company's Annual Report on Form 10-KSB. In addition, certain state securities rules and regulations may not have been complied with to ensure availability of a private placement transaction exemption.


          As such, the proceeds of $202,939 from the issuance of 139,958 shares of common stock at December 31, 1999 have been classified outside of the equity section in the balance sheet and classified as common stock subject to rescission. On April 18, 2000, the Company repurchased 10,000 and 5,000 shares of common stock from two of the related shareholders. The Company has subsequently cancelled these shares. As of September 30, 2000, the balance of proceeds was $181,189 and the related shares was 124,985, and none of the other related investors have requested the Company to repurchase their shares.

NOTE 11 - COMMITMENTS AND CONTINGENCIES

      a)  Payroll taxes
          -------------

          As of September 30, 2000 and December 31, 1999, the Company owes approximately $141,000 and $93,000, respectively, of payroll taxes and related estimated penalties and interest. Federal and state tax liens have been filed against the Company in connection with unpaid payroll taxes.

          Although the Company has not entered into any formal repayment agreements with the respective tax authorities, it has been attempting to make payments as funds become available.

      b)  Significant customers
          ---------------------

          For the nine months ended September 30, 2000 and 1999, the Company had three and three unrelated customers, respectively, which accounted for approximately 41%, 28% and 12%, and 51%, 22% and 2%, respectively, of total revenues. As of September 30, 2000 and December 31, 1999, the Company had two unrelated customers who accounted for approximately 63% and 22%, and 80%, and 20%, respectively, of accounts receivables.

                 ACCIDENT PREVENTION PLUS, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
         FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                                   (UNAUDITED)


NOTE 11 - COMMITMENTS AND CONTINGENCIES (cont'd)

      c)  Lease commitments (cont'd)
          --------------------------

          Office Space (cont'd)
          ---------------------

          The Company entered into a sublease agreement for office space effective January 10, 2000. The sublease agreement is for two years, with two (one year) options to renew. The office lease requires monthly payments of $5,200, which includes maintenance and use of a phone system and furniture.

          The Company has the right upon 60 days notice to increase the square footage of office space used at a rate of $6,800 per month. For the three and nine months ended September 30, 2000, the Company recorded $20,400 and $51,600 of rent expense related to this agreement.

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

                 ACCIDENT PREVENTION PLUS, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
         FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                                   (UNAUDITED)


NOTE 12 - STOCKHOLDERS' DEFICIENCY

      a)  Common stock for settlement of debt
          -----------------------------------

          On July 28, 2000 the Company agreed with a vendor (SHS) to issue 100,000 shares of the Company's common stock for $145,000 of accounts payable due to the vendor. Included in this agreement is the purchase by the Company of intellectual property rights related to software and source codes valued at $87,000.

NOTE 13 - RELATED PARTY TRANSACTIONS

      a)  Loans Payable - Officers
          ------------------------

          As of September 30, 2000 and December 31, 1999, loans payable-officers amounting to $364,109 and $384,854, respectively, represent loans made by the President of the Company and are comprised of the following:

          i) The loans of the President of the Company as of September 30, 2000 and December 31, 1999 amounted to $364,109 and $377,930, respectively, as follows:

                    A $50,000 promissory note with interest accruing at 8% per annum, which is due on demand (See note 11b(i)).

                    A $240,000 loan, which the officer has secured personally through a financial institution. The Company has guaranteed to reimburse the officer for all interest and the direct cost of such loan. This loan bears interest at 9.25% per annum.

                    The remainder is comprised of advances to the Company and unreimbursed expenses amounting to $74,109 and $87,930 which are non-interest bearing.

          ii) The loans due the Chief Executive Officer amounting to $1,924 at December 31, 1999, are non-interest bearing and represent advances to the Company and unreimbursed expense.

                 ACCIDENT PREVENTION PLUS, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
         FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                                   (UNAUDITED)


NOTE 13 - RELATED PARTY TRANSACTIONS (cont'd)

      b)  Due From Officers
          -----------------

          Due from officers as of September 30, 2000 and December 31, 1999 amounting to $229,056 and $159,997, respectively, represents advances to the following officers:

          i) As of September 30, 2000 and December 31, 1999, the Company advanced to its Executive Vice President $208,770 and $159,997, respectively. The advances are non-interest bearing and due on demand.

          ii) As of September 30, 2000, the Company advanced the Chief Executive Officer $21,386 which is non-interest bearing and due on demand.

      c)  Employment agreements
          ---------------------

          On January 1, 1999, the Company entered into three separate employment agreements with its Chief Executive Officer, Chief Operating Officer and Executive Vice President. For further information concerning these employment agreements see Note 13 to the financial statements for fiscal year ended December 31, 1999 filed with the Company's Annual Report on Form 10-KSB. As of September 30, 2000 and December 31, 1999, the Company has accrued $249,000 and $360,000, respectively, of salaries and paid $51,000 and $0, respectively to the officers. On July 1, 2000 the Company entered into a formal employment agreement with its Chief Financial Officer. For further information see Note 11d.

      d)  Notes Payable - Shareholders
          ----------------------------

       i) In February 2000 and September 2000, the Company entered into a promissory note with Bristol Consulting, Ltd. and received proceeds of $38,500 and $26,000. The terms of the note are interest at ten percent per annum, with the interest and principal payable in full at the end of two years.

       ii) In August 2000, the Company executed two 10% promissory notes with individuals aggregating $43,500. The promissory notes are due on December 31, 2000 bearing interest at 10% per annum.

NOTE 14 - SUBSEQUENT EVENTS

      a)  Convertible Note Payable - Officer
          ----------------------------------

       In October 2000, the President of the Company (and shareholder) executed a promissory note with the Company for $200,000. The promissory note is due on December 31, 2001, bearing interest at the prime rate and is payable monthly in arrears or upon maturity or any earlier conversion of the note.

                 ACCIDENT PREVENTION PLUS, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
         FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                                   (UNAUDITED)


NOTE 13 - SUBSEQUENT EVENTS

      a)  Convertible Note Payable - Officer (cont'd)
          -------------------------------------------

       At any time subsequent to June 30, 2001, the noteholder will have the right to convert the principal and accrued interest in whole or in part into common stock at a $1.45 per share.

      b)  Convertible Note Payable
          ------------------------

       During November 2000, the Company issued a $10,000 convertible 10% promissory note. The promissory note is due on December 31, 2001, bearing interest at 10% per annum and is payable monthly in arrears or upon maturity or any earlier conversion of the note. At any time subsequent to September 30, 2000, the noteholder will have the right to convert the principal and accrued interest in whole or in part into common stock. at a $1.45 per share.

      c)  Common Stock Conversions
          ------------------------

       During November 2000, four convertible noteholders exercised their right to convert the notes they were holding in to common stock of the Company. The aggregate amount of debt converted was $17,400, which converted to 12,000 shares of common stock were issued.

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

     During the nine-month period ended September 30, 2000, sales of the AP+Series products to the Company's customers accounted for approximately 95% of total gross revenues, of which three unrelated customers accounted for approximately 41%, 28% and 12%, respectively, of the total gross revenues. International Purchasing Services, Inc., a wholly-owned subsidiary of the Company ("IPS") contributed approximately 5% of the total gross revenues. Of Although the Company intends to expand its marketing of the AP+Series and related products in non-transportation industries, such as the medical fields, management of the Company believes that sales of the AP+Series and related products to its customers in the fleet management and driver training industries will continue to be an important line of business for the Company for the next several years.

RESULTS OF OPERATIONS

Nine-Month Period Ended September 30, 2000 Compared with Nine-Month Period Ended September 30, 1999

     The Company's net losses during the nine-month period ended September 30, 2000 were approximately $1,894,655 compared to a net loss of approximately $876,526 (an increase of $1,018,129 or 116%) during the nine-month period ended September 30, 1999.

     Net revenues during the nine-month period ended September 30, 2000 and 1999 were $389,435 and $356,394, respectively. Net revenues increased by approximately $33,041 or 9% for the nine-month period ended September 30, 2000 as compared to the nine-month period ended September 30, 1999. The increase in net revenues during the nine-month period ended September 30, 2000 was primarily due to the sale of AP+Series products to AFT-IFTM, a driver training school ("AFT-IFTM"), American Trucking Association ("ATA") and VIA TI, a trucking company in France ("VIA") of $164,453, $110,876 and $49,846, respectively.

     Gross profit during the nine-month period ended September 30, 2000 and 1999 amounted to $217,378 and $184,913, respectively, or a net increase of $32,465. Gross profit percentages for the nine-month periods ended September 30, 2000 and 1999 were 56% and 52%, respectively, or a net increase of approximately 8%.

     The increase in gross profit is attributable to discounts for volume purchases, reduced component costs, and cost savings from the redesign of the PC board. The increase in revenues and gross profit during the nine-month period ended September 30, 2000 as compared to the nine-month period ended September 30, 1999 is attributable to (i) the emergence of the Company from primarily a developmental and research stage to a revenue generating stage, (ii) increased market penetration, and (iii) fulfillment of major orders.

     Selling, general and administrative expenses for the nine-month period ended September 30, 2000 and 1999 were $1,824,346 and $722,008, respectively (an increase of $1,102,338 or 153%). The increase in selling, general and administrative expenses for the nine-month period ended September 30, 2000 were primarily due to the Company incurring increased costs associated with salaries, officers sign on compensation through the issuance of common stock, and consulting/professional fees, which amounted to approximately $379,155, $362,500 and $348,742, respectively. Selling, general and administrative expenses include corporate overhead, administrative salaries, shipping and warehousing costs, selling expenses, consulting costs, and professional fees.

     Research and development expenses for the nine-month period ended September 30, 2000 were $98,585 as compared to $260,121 for the nine-month period ended September 30, 1999 (a decrease of $161,536 or -62%). The reduction in research and development expenses is primarily due to the Company's focus on the marketing and sale of its AP+Series products and related products. Management believes that as the Company's cash flow increases, additional funds will be expended on further research and development relating to new products.

     Interest expense increased to $209,350 during the nine-month period ended September 30, 2000 compared to interest expense of $105,226 during the nine-month period ended September 30, 1999 (an increase of $104,124 or 99%). The increase is primarily attributable to interest relating to the convertible notes payable.

     As discussed above, the increase in net loss during the nine-month period ended September 30, 2000 as compared to the nine-month period ended September 30, 1999 is attributable primarily to a substantial increase in selling, general and administrative expenses and a substantial increase in interest expense. The Company's net earnings (losses) during the nine-month period ended September 30, 2000 were approximately ($1,894,655) or ($0.11) per common share compared to a net loss of approximately ($876,526) or ($0.05) per common share (an increase of $1,018,129 or 116%) during the nine-month period ended September 30, 1999. The weighted average number of common shares outstanding were 17,835,911 for the nine-month period ended September 30, 2000 compared to 17,435,742 for the nine-month period ended September 30, 1999.

Three-Month Period Ended September 30, 2000 Compared with Three-Month Period Ended September 30, 1999

     The Company's net losses during the three-month period ended September 30, 2000 were approximately $961,361 compared to a net loss of approximately $270,038 (an increase of $691,323 or 256%) during the three-month period ended September 30, 1999.

     Net revenues during the three-month period ended September 30, 2000 and 1999 were $63,023 and $239,648, respectively. Net revenues decreased by approximately $176,625 or -74% for the three-month period ended September 30, 2000 as compared to the three-month period ended September 30, 1999. The decrease in net revenues during the three-month period ended September 30, 2000 was primarily due to a slow rate of reorders of the AP+Series products to most of the Company's significant customers. These significant customers were first time customers during the three month period ended September 30, 1999 and initial orders have generally been larger then the reorders placed.

     Gross profit during the three-month period ended September 30, 2000 and 1999 amounted to $25,601 and $125,287, respectively, or a net decrease of $99,686. Gross profit percentages for the three-month period ended September 30, 2000 and 1999 were approximately 41% and 52%, respectively, or a net decrease of approximately 21%.

     Selling, general and administrative expenses for the three-month period ended September 30, 2000 and 1999 were $850,793 and $249,352, respectively (an increase of $601,441 or 241%). The increase in selling, general and administrative expenses for the three-month period ended September 30, 2000 were primarily due to the Company incurring increased costs associated with its overhead costs, consulting/professional fees, and interest costs, which amounted to $716,063, $134,730 and $95,726, respectively. Although net revenues decreased during the three-month period ended September 30, 2000 and compared to the same period in 1999, the Company incurred increased selling, general and administrative expenses as a result of hiring a Chief Financial officer as well as incurring marketing costs which included the development and printing of a new brochure.

     Research and development expenses for the three-month period ended September 30, 2000 were $33,749 as compared to $117,715 for the three-month period ended September 30, 1999 (a decrease of $83,966 or -71%). Interest expense increased to $98,500 during the three-month period ended September 30, 2000 compared to interest expense of $36,897 during the three-month period ended September 30, 1999 (an increase of $61,603 or 167%). The increase is primarily attributable to interest relating to the convertible notes payable.

     As discussed above, the increase in net loss during the three-month period ended September 30, 2000 as compared to the three-month period ended September 30, 1999 is attributable primarily to a substantial increase in selling, general and administrative expenses. The Company's net earnings (losses) during the three-month period ended September 30, 2000 was approximately ($961,361) or ($0.05) per share compared to a net loss of approximately ($270,038) or ($0.02) per share (an increase of $691,323 or 256%) during the three-month period ended September 30, 1999. The weighted average number of common shares outstanding was 17,835,911 for the three-month period ended September 30, 2000 compared to 17,717,443 for the three-month period ended September 30, 1999.

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

     As of September 30, 2000, the Company's current assets were $228,291 and its current liabilities were $4,182,225, which resulted in a working capital deficit of $3,953,934. As of September 30, 2000, the Company's total liabilities were $4,649,110, and the Company's total liabilities exceeded its total assets by $3,717,047. The Company's stockholders' deficit increased from $2,496,560 at December 31, 1999, to $3,898,236 at September 30, 2000.

     As of September 30, 2000, the Company was not in compliance with terms of loans due to financial institutions totaling $999,150 requiring the loans to be reflected as current liabilities. To date the financial institutions have not taken any actions and are in the process of restructuring and or waiving the default of the loans. See "Part II. Item 3. Defaults Upon Senior Securities". Also, included in the current liabilities are convertible notes payable of $1,028,400 (due to the Company's non-compliance with monthly interest payment terms), notes payable of $60,000, accounts payable of $970,187, note payable to shareholders of $69,500, $742,144 of accrued expense (of which $249,000 is accrued officers salaries), $140,925 of payroll taxes, $26,022 of other taxes payable and $137,966 of customer deposits. Long-term liabilities include loans due officers and directors of $401,609 and a note payable to shareholder of $38,500. The Company's assets consisted primarily of cash of $3,773, $58,993 in accounts receivable, $84,078 in inventory, $77,411 in prepaid expenses, $349,719 owing from KMR Telecom Limited, an affiliate of the Company ("KMR"), $229,056 owing from officers of the Company, and $6,900 of other assets.

     For the nine-months ended September 30, 2000, the net cash used for operating activities was $870,054 compared to net cash used for operating expenses of $469,237 for the nine-months ended September 30, 1999 (an increase of $400,817 or 85%). As discussed above, the increase was primarily comprised of
(i) a net loss of $1,904,255 for the nine-month period ending September 30, 2000 compared to a net loss of $876,526 for the nine-month period ended September 30, 1999 (an increase of $1,027,729 or 117%), (ii) issuance of common stock to an executive officer of $362,500 for the nine-month period ending September 30, 2000 compared to $0 for the nine-month period ended September 30, 1999 (an increase of $362,500 or 100%) and (iii) an increase of accounts payable and accrued expenses to $501,377 for the nine-month period ending September 30, 2000 compared to $357,539 for the nine-month period ended September 30, 1999 (an increase of $143,838 or 40%).

     The Company increased its capital expenditures to $29,246 for the nine-month period ended September 30, 2000 compared to $13,692 for the nine-month period ended September 30, 1999, all of which relate to the purchase of equipment.

     The Company increased its net cash from financing activities for the nine-months ended September 30, 2000 to $879,327 compared to $484,564 for the nine-month period ended September 30, 1999 (an increase of $394,763 or 81%). The major component primarily consisted of proceeds from issuance of convertible notes payable of $878,400 for the nine-month period ended September 30, 2000 compared to $0 for the nine-month period ended September 30, 1999.

MATERIAL COMMITMENTS

     In addition to those certain material commitments of the Company disclosed in prior filings and in connection with the research and development expenses and other overhead costs incurred during fiscal year 2000, the Company has borrowed funds and entered into various contractual arrangements representing certain of the following material commitments.

     A significant and estimated commitment for the Company for fiscal year 2000 is (i) the issuance of a $250,000 convertible promissory note dated December 16, 1999; (ii) issuance of additional convertible promissory notes in the aggregate of $152,000 during the three-month period ended March 31, 2000; and (iii) issuance of additional convertible promissory notes in the aggregate of $559,000 during the three-month period ended June 30, 2000.

     During the three-month period ended September 30, 2000, the Company issued additional convertible promissory notes in the aggregate of $67,400. The terms of the notes are interest is to be accrued at 10% per annum payable month in arrears or upon maturity, notes are payable in full on December 31, 2001, and the notes are convertible at any time subsequent to October 30, 2000 into restricted shares of the Company's common stock at the rate of $1.45 per share.

     As of September 30, 2000, the Company was not in compliance with its required payments of monthly interest to the above note holders aggregating $952,500. In accordance with the provisions of the convertible promissory notes, the Company is subject to a default interest rate of 24% on the outstanding balance. Management anticipates that the Company will commence making its required monthly interest payments by approximately January, 2001.

     A significant and estimated commitment for the Company for fiscal year 2000 is the issuance of five promissory notes during the three-month period ended September 30, 2000 aggregating $129,500. The promissory notes are due on December 31, 2000 and bear interest at the rate of 10% per annum.

     The Company entered into an employment agreement dated July 1, 2000 with its Chief Financial Officer, Julius J. Valente, Jr. (the "Employment Agreement"). Pursuant to the terms and provisions of the Employment Agreement, commencing July 1, 2000 for an initial one-year term with renewable five one-year terms, Mr. Valente will receive: (i) an annual salary of $120,000 with annual increases based on the Consumer Price Index, (ii) an annual cash bonus equal to one percent (1%) of the annual net profits for the preceding fiscal year; (iii) issuance of 250,000 shares of Common Stock; and (iv) stock options to purchase 500,000 shares of restricted common stock of the Company at $1.45 per share within five years from the effective date of the Employment Agreement. Other benefits provided for in the Employment Agreement is disability and health insurance coverage, automobile and expense allowances and travel and entertainment allowances. Pursuant to the terms and provisions of the Employment Agreement, Mr. Valente has agreed to defer the first six months of salary which is to be paid in full on December 31, 2000. As of the date of this Quarterly Report, the Company has not issued the 250,000 shares of Common Stock to Mr. Valente.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     No report required.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     During the three-month period ended September 30, 2000, the Company issued the following shares of Common Stock:

     o On July 28, 2000, the Company entered into a settlement agreement with a creditor whereby the Company agreed to issue 100,000 shares of its restricted Common Stock at $1.45 per share pursuant to Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act"). The per share price was determined by arms-length negotiation between the Company and the creditor. Under the terms of the settlement agreement, the creditor agreed to accept the 100,000 shares of Common Stock as payment for the approximate $145,000 debt owed to such creditor and for the purchase by the Company of intellectual property rights related to software and source codes valued at $87,000. The Company issued the shares in reliance upon the exemption from registration provided by Section 4(2) and Regulation D, Rule 504 promulgated there under, of the Securities Act. The creditor represented to the Company that it acquired the shares for its own account, and not with a view to distribution, and that the Company made available to it all material information concerning the Company.

     Based on a recent audit of the books and records of the Company by the Company's independent auditors, Massella, Tomaro & Co. LLP, management of the Company was apprised that an error occurred in the number of shares of Common Stock issued pursuant to the Exchange Agreement dated October 28, 1998 between the Company and members of Accident Prevention Plus, LLC, a limited liability company.

     |X| As of July 10, 2000, Mr. Richard Goodhart's ownership of shares of Common Stock increased to 5,886,394 (33.1%) and Mr. Steven Wahrman's ownership of shares of Common Stock decreased to 2,724,000 (15.3%) pursuant to an agreement to rectify the error in the number of shares of restricted Common Stock issued in accordance with the Exchange Agreement. The Company issued the shares in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act") and Regulation D, Rule 504 promulgated there under. Mr. Goodhart represented to the Company that he acquired the shares for his own account, and not with a view to distribution, and that the Company made available all material information concerning the Company.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     On or about September 21, 2000, HSBC Bank (formerly known as Marine Midland
Bank) ("HSBC") filed suit against Accident Prevention Plus, LLC, the wholly-owned subsidiary of the Company ("APP LLC"), Steven Wahrman and Richard Goodhart, as guarantors of APP LLC's debt to HSBC, in the Supreme Court of New York with respect to the Company's indebtedness to HSBC.

     HSBC had provided financing to APP LLC in the principal amount of $500,000.00 pursuant to a loan agreement and promissory note dated September 17, 1996 (the "Financing Documents"), which promissory note was guaranteed by all of the assets of the Company together with the personal guarantees of Richard Goodhart, the Chief Executive Officer, and Steven Wahrman, the President of the Company (collectively, the "Guarantors").

     The suit filed by HSBC alleges that the Company failed to comply and is in default under the terms of the Financing Documents by reason of (i) the Company's failure to make payments of principal and interest when due under the Financing Documents, and (ii) the transfer of ownership and control of APP LLC from the Guarantors to the Company. As of November 3, 2000, the Company is indebted to HSBC under the Financing Documents in the principal amount of $474,816.87 plus interest in the amount of $18,959.71, totaling an aggregate of $493,776.58.

     On November 3, 2000, HSBC, APP LLC and the Guarantors entered into a settlement agreement (the "Settlement Agreement") in which HSBC agreed to (i) a stipulation of discontinuance (to withdraw its pending suit, without prejudice to the re-commencement of same upon a default under the Settlement Agreement);
(ii) forbear from commencing any other action or proceeding against APP LLL and the Guarantors with respect to the indebtedness of the Company until August 20, 2001; and (iii) forbear from entering judgment against APP LLC and the Guarantors until August 20, 2001. However, in the event the Company defaults under the Settlement Agreement, HSBC has retained the right to commence an action against APP LLC and the Guarantors.

     Pursuant to the terms of the Settlement Agreement, APP LLC and the Guarantors have executed confessions of judgment for the amounts due and owing HSBC and agreed to make the following payments:

     (a) Upon execution of the Settlement Agreement, an initial payment of $18,959.71, which represents all accrued and unpaid interest and late charges on the Financing Documents to the date of the Settlement Agreement;

     (b) Upon execution of the Settlement Agreement, an initial payment of $100,000, which represents an initial principal payment to reduce the outstanding balance;

     (c) Commencing on December 1, 2000 and continuing on the first day of each month thereafter until August 20, 2001, monthly payments of interest on the outstanding principal balance and monthly payments of principal in the amount of $5,000.00;

     (d) On or before January 15, 2001, a principal payment of $250,000.00 to be applied to reduce the outstanding principal balance; and

     (e) On or before August 20, 2001, payment of the outstanding balance of the total indebtedness.

     APP LLC entered into a distributor agreement dated August 20, 1998 with American Overseas Corporation ("AOC") pursuant to which AOC is required to pay to the Company the sum of $5,000,000.00 as follows: (i) $1,000,000.00 no later than sixty (60) days after the date on which public trading of the stock of the Company commences (the "Trade Date"); (ii) $1,000,000 no later than eight (8) months after the Trade Date, but in no event later than August 20, 2001; and
(iii) $3,000,000 on or before August 20, 2001.

     In the event the Company receives the first payment of $1,000,000.00 from AOC prior to January 15, 2001, the Company is required to immediately pay HSBC an amount equal to twenty-five percent (25%) of $1,000,000.00 (i.e. $250,000.00) or any portion thereof received by the Company from AOC from time to time. Such amounts received by HSBC will be credited against the $250,000.00 payment due and owing by the Company on or before January 15, 2001.

     Failure of the Company to pay such sums due under the terms of the Settlement Agreement or perform any of the other obligations set forth in the Settlement Agreement shall constitute an event of default and the full amount of the indebtedness, less any payments made, will become immediately due and payable without further notice or demand from HSBC. Such an event of default will also entitle HSBC to seek judgments against APP LLC and the Guarantors pursuant to the confessions of judgment.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No report required.

ITEM 5. OTHER INFORMATION

     No report required.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits.

     Settlement Agreement dated November 3, 2000 by and among HSBC Bank USA (formerly Marine Midland Bank) and Accident Prevention Plus, LLC, Steven Wahrman and Richard Goodhart.*

*    To be included in 10QSB/A for the period ended September 30, 2000

(b) No reports required.


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized

                                          ACCIDENT PREVENTION PLUS, INC.

Dated: November 14, 2000                  By: /s/ Steven Wahrman
------------------------                  ----------------------
                                          Steven Wahrman, President