Form 10QSB/A
period 2000-09-30
ACCIDENT PREVENTION PLUS INC
filed 2000-11-29
CIK 1084702

U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                  FORM 10-QSB/A


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

                                Yes  X         No

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Class                                        Outstanding as of November 28, 2000
-----------------------------                -----------------------------------
Common Stock, $.001 par value                17,988,238

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits.

     Settlement Agreement dated November 3, 2000 by and among HSBC Bank USA (formerly Marine Midland Bank) and Accident Prevention Plus, LLC, Steven Wahrman and Richard Goodhart.

(b) No reports required.


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized

                                          ACCIDENT PREVENTION PLUS, INC.

Dated: November 28, 2000                  By: /s/ Steven Wahrman
------------------------                  ----------------------
                                          Steven Wahrman, President