Form 10KSB40
period 2000-12-31
ACCIDENT PREVENTION PLUS INC
filed 2001-05-25
CIK 1084702

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended December 31, 2000

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check here if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this Form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State the issuer's revenues for its more recent fiscal year (ending December 31, 2000): $ 654,568

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of January 31, 2001: $11,118,611.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the most practicable date:

Class                                          Outstanding as of May 21, 2001
Common Stock, $.001 par value                  18,128,196

                                     PART I


ITEM 1. DESCRIPTION OF BUSINESS

BUSINESS DEVELOPMENT AND ORGANIZATION

     The Company and APP LLC

     Accident Prevention Plus, Inc. (the "Company"), which currently trades on the Over-the-Counter Bulletin Board under the symbol "ACDP", was incorporated under the laws of the State of Nevada on October 28, 1998 to become the holding company of Accident Prevention Plus, LLC, a limited liability company ("APP LLC") and International Purchasing Services, Inc., a New York corporation ("IPS-NY").

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

     Establishment of European Subsidiaries

     Accident Prevention Plus (UK) Limited. On September 13, 1999, Accident Prevention Plus (UK) Limited ("APP UK") was formed as a private limited company under the laws of England and Wales. As of the date of this Annual Report, APP UK is a wholly-owned subsidiary of the Company and provides services including, but not limited to, sales and marketing, administration, and technical support for the United Kingdom marketplace.

     Accident Prevention Plus, France (SARL). On December 17, 1999, APP UK formed Accident Prevention Plus, France ("APP France") as a limited liability company under the laws of France. As of the date of this Annual Report, APP France is a wholly-owned subsidiary of APP UK and provides services including, but not limited to, sales and marketing, administration, and technical support for the European marketplace.

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

     As of the date of this Annual Report, the Company has under development other products including, but not limited to, the AP+Series 4000, the Fuel Intake Monitoring System ("FIMS"), a proprietary opacity sensor, a skid pad recorder, and a Smart Card interlocking system.

MANUFACTURING

     The Company is currently engaging the services of manufacturers which are ISO 9000 certified. As of the date of this Annual Report, the AP+Series products are and will be primarily manufactured by Boundless Supply Chains, Inc., which is located in Hauppauge, New York ("Boundless"). Boundless has production facilities in Florida and New York, and a distribution center in the Netherlands. Management believes that Boundless has superior environmental testing facilities and can reduce the manufacturing costs by approximately 50% from those manufacturing costs previously incurred with other manufacturers. Management further believes that the distribution center located in the Netherlands will allow the Company to stock and distribute its products to all European countries.

     During fiscal year 2000, the AP+Series products were primarily manufactured by Nexus Corporation, a division of Jaco Electronics located in Vermont ("Nexus"). During fiscal year 2000, Nexus manufactured approximately 600 AP+Series products.

     The Company also established relationships with another manufacturing company relating to the manufacture of the accelerometers. The Company entered into a purchase agreement dated October 16, 1998 with Asteria Electronics SDN BHD ("Asteria"), whereby Asteria agreed to manufacture the accelerometers. During fiscal year 2000, Asteria manufactured and delivered to the Company 200 accelerometers. As of the date of this Annual Report, Asteria has an additional 100 accelerometers available which management anticipates receiving within the next four months.

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

PRODUCT RESEARCH/DEVELOPMENT AND CURRENT STATUS

     AP+Series

     The AP+Series products have been designed to meet the requirements for the driver evaluation type of application and for the general vehicle management system. Management intends to continue its product research and development in order to expand its potential market by (i) creating and ensuring compatibility between the AP+Series products and communication interface busses, (ii) developing specific sensors, (iii) developing an interface for real time communication and global positioning systems, and (iv) developing products specifically for the needs and requirements of driver training schools.

     As of the date of this Annual Report, the Company is continuing its development of the APP4000 system. Management anticipates that the APP4000 system will include features such as a global positioning system ("GPS") for vehicular tracking, mapping and communications, an in-vehicle alcohol sensor/breathalyzer unit, a fatigue sensor which will monitor and record driver alertness, and a fingerprint application for greater security when used in conjunction with the "Smart card". Management intends to focus on integration of the APP4000 system's features with satellite communication to further meet the needs of the transportation companies. During fiscal year 2000, management anticipated that development of the APP4000 system would be completed in approximately six to eight months from the date when adequate funding in the approximate amount of $150,000 becomes available. Such financing did not become available during fiscal year 2000 for completion of the APP4000 system. Therefore, as of the date of this Annual Report, management anticipates that development of the APP4000 system will be completed in approximately six to eight months from the date when adequate funding becomes available, and will required approximately $70,000 to $80,000 of funding. Management anticipates that such funding may occur by approximately the fourth quarter of 2001.

     As of the date of this Annual Report, the Company is finalizing the APP3000 system. The APP3000 system has been designed to operate properly in countries where temperature, dust and rough conditions are the factors that could adversely affect the operating mode of such a system. Management anticipates a potential slight redesign, which would provide a manufacturing cost reduction of approximately 12% based on 5,000 units. Personnel of the Company have recently examined the APP3000 system and have provided a written report to management describing certain features that may need to be addressed. Management anticipates that such final modifications and testing will be completed in approximately one month from the date of this Annual Report.

     As of the date of this Annual Report, the Company has installed the AP+Series units in over 172 vehicles pursuant to an agreement with AFT-IFTM, the largest driver training institute in Europe ("AFT-IFTM"). AFT-IFTM, which generally promotes the driver training standards for the European Economic Community, has subsequently trained over 30,000 drivers using the AP+Series Products in year 2000. Management believes that the Company's relationship with AFT-IFTM will enhance the marketability of its products in other countries.

     In the United States, the Company has installed one AP+Series unit on a driver training simulator located at Carnegie Mellon University/Driver Training & Safety Institute in Connersville, Pennsylvania ("CM"). Management believes that installation of the AP+Series unit on the driver training simulator creates a strategic marketing edge for the Company because of the high visibility of such installation to governmental agencies, such as the U.S. Department of Transportation, the Federal Highway Administration and other universities and driver training schools. To the best of management's knowledge, management believes there is no other company currently manufacturing products with the required technology capable for such driver training applications. Management further believes that use of the AP+Series products on CM's vehicles and simulators will provide the AP+Series products with greater visibility for the driver training industry.

     During fiscal year 1999, the Company received a letter of intent from CM regarding use of the CM Driver Training Institute as a test, training and research center. On September 22, 2000, the Company entered into a three-year agreement with CM in which (i) the Company granted to CM the exclusive distribution rights to market and distribute the Company's hardware, accessory items and software for occupational driver training purposes and research in North America and countries that are part of the European Economic Community;
(ii) CM agreed to purchase from the Company a minimum of $20,000 of such hardware, accessory items and software products at a 30% discount; (iii) CM will refer leads to the Company for fleet management and other commercial clients and the Company will pay to CM a 10% commission based on net orders; (iv) the Company will refer leads to CM for potential clients in research and education and CM will pay to the Company a 10% commission based on net orders; and (v) the Company will organize and provide training to CM and promote research and validation performed by CM.

     As of the date of this Annual Report, CM has purchased from the Company small quantities of AP+Series products at approximately $15,000. Due to the possible increase in new driver training projects in Europe, management of the Company believes that during fiscal year 2001, CM will become a substantial customer of the Company.

     The Company entered into a contract dated August 1, 1999 with the American Trucking Association ("ATA") pertaining to a federally funded project to study fatigue in drivers administered by the Federal Highway Administration and ATA that involved the use of one of the Company's products. The Company has installed its AP+Series products and has run pilot tests with the integration of fatigue technologies. Management believes that the pilot tests were successful and anticipates further pilot testing in Canada during the third quarter of 2001.

     The Company entered into an agreement dated August 31, 1999 with North-Shore Long Island Jewish Health Systems ("North Shore Hospital") regarding
(i) installation of the APP3000 onboard recording system (which was customized for use by North Shore Hospital) and related products on North Shore Hospital ambulances, and (ii) provision of services to integrate the installed APP3000 and related products with existing technologies utilized by North Shore Hospital. During fiscal year 2000, the Company installed one APP3000 onboard recording system on an ambulance as a test unit and, subject to performance, the Company would then be required to install an additional twenty-nine APP3000 onboard recording systems. As of the date of this Annual Report, the Company did not install any additional APP3000 onboard recording systems. Therefore, on April 3, 2001, North Shore Hospital initiated a lawsuit in the Supreme Court of the State of New York alleging that the Company breached its agreement with North Shore Hospital. See "Item 3. Legal Proceedings".

     As of the date of this Annual Report, the Company is engaged in discussions with various companies to integrate alcohol breathalyzers with the AP+Series products. Some states in North America have enacted legislation mandating individuals who have been convicted of driving while intoxicated ("DWI") or driving under the influence ("DUI") to use ignition interlock systems, alcohol sensors and breathalyzers in their vehicles. Management believes that the design of the AP+Series products provides flexibility for integration with other types of technologies, such as alcohol breathalyzers.

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

     During fiscal year 2000, the Company pilot tested the FIMS at two Shell Oil locations in Ruffec and St. Cloud, France. As of the date of this Annual Report, management believes that these pilot tests have proven the concept of FIMS to be valuable and successful. The FIMS was also tested in the manufacturing laboratories of Schlumberger, Shell Retail Petroleum Europe and Lockheed Martin. The FIMS also received "CE" approval for sale in Europe from Emitech (the equivalent of the Underwriters Laboratory in the United States).

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

     During fiscal year 1996, APP LLC entered into a grant award agreement with the Technology Deployment Center, Pinellas County, FL. in conjunction with the University of South Florida ("USF") for the research, development and design of the FIMS. USF had received a grant of approximately $428,793 for the research, development and design of the FIMS and forwarded such proceeds to a sub-contractor chosen jointly by USF and APP LLC. Pursuant to the terms of the agreement, APP LLC agreed to (i) direct the research, development and design of the FIMS and bring such technology to a saleable commercial product, and (ii) repay to USF structured payments based on revenues generated from the FIMS product sales. Pursuant to the terms of the agreement, in the event no revenues were generated from sales of the FIMS within two years after completion of the funding, all rights to the technology relating to the FIMS will revert exclusively to USF. As of the date of this Annual Report, the Company has not sold FIMS products and according to the terms of the agreement, rights to the technology relating to the FIMS should have reverted to USF. Management anticipates that during the fourth quarter of 2001, the Company will pursue negotiations with USF regarding its respective percentage ownership interest in the rights to the technology relating to the FIMS in view of the fact that the Company expended its own funds for payment of research and development expenses prior to and after such funding. There is no guarantee that the Company will be successful in such negotiations and may potentially lose all rights to the technology relating to the FIMS.

     Other Products

     In conjunction with a sub-contractor, the Company has also designed and developed a proprietary opacity sensor for incorporation into the AP+Series, which is capable of reading vehicle emissions during the operation of the vehicle. This function will provide fleet managers with the ability to monitor and record in real time and ensure their ability to maintain compliance with measurement requirements of exhaust emissions established under rules and regulations promulgated by the Environmental Protection Agency ("EPA"). Management intends to conduct patent research on this technology which has been designed to meet such measurement requirements. As of the date of this Annual Report, management anticipates that distribution and marketing of the opacity sensor will begin by approximately the end of fiscal year 2000.

     The Company has planned new product development to meet the needs of a consumer related low-cost system to sell to the major automobile manufacturers.

CUSTOMERS AND MARKETING

     Customers

     The Company currently sells the AP+Series and related products in Europe, North American, Africa, Mexico and Australia. Customers for the AP+Series and related products are primarily transport companies and driver training institutions. The Company's current market concentration has been in Europe due to existing relationships with certain clients. Moreover, many European countries have recently mandated the use of on-board electric log books which utilize the Smart-Card technology, therefore, management intends to aggressively pursue this market. Management's primary objective is to penetrate the European, North American, African, Mexican and Australian markets.

     On approximately April 20, 2001, the Company received a blanket purchase order from Intelliservices, S.A., a distributor in Mexico ("Intelliservices"). Pursuant to the terms of the purchase order, Intelliservices will purchase a total dollar value of $872,450 of the Company's products and the Company will ship such products to Intelliservices on release schedules. Management anticipates that, subject to certain contingencies of performance and if delivered, this purchase order would represent the largest single purchase received by the Company.

     During fiscal year ended December 31, 2000, sales of the AP+Series products to the Company's customers accounted for approximately 47% of total revenues. IPS-NY, the Company's wholly-owned subsidiary, accounted for approximately 3% of total revenues. APP UK, the Company's wholly-owned subsidiary, accounted for approximately 50% of total revenues. For fiscal year ended December 31, 2000, the Company had three unrelated customers which accounted for approximately 62% of the total revenues generated from the sale of AP+Series products: (i) Safety Engineering and Fire Consultants (31%), (ii) AFT-IFTM (21%), and (iii) American Trucking Association (10%). As of the date of this Annual Report, the Company has two unrelated customers who account for approximately 79% of the accounts receivables.

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

     The Company intends to market the AP+Series and related products through the use of distribution agreements, joint ventures, direct sales and independent commissioned representatives. To aid in the marketing of the AP+Series and related products, the Company intends to utilize several marketing approaches including advertising in trade publications, press releases, Company sponsored training seminars, speaking engagements and advertising promotional tools, such as CD-ROMs, catalogs and participation in trade shows. The Company intends to make its operational software available in various languages to meet the needs of the particular markets. The Company's services and products are also electronically advertised on the Company's web page at www.applus.com. The Company will continue to emphasize attendance at trade shows, Company sponsored training seminars, press releases, speaking engagements and independent third party distribution agreements in its marketing efforts. The Company's international sales represented approximately 56% of the Company's total revenues in fiscal year 2000 (excluding the continent of North American). Management intends to direct a significant portion of its marketing efforts toward further market penetration in international markets, with its primary emphasis upon Europe, Africa and Australia.

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

     Although the Company has not generated any significant revenues to date, the Company has established these contractual relations with WAM, AFM, Avignon and Darien in anticipation of future sales and distribution of its products. As of the date of this Annual Report, the contractual arrangements with WAM, AFM, Avignon and Darien primarily provide the Company with installation and service management in the event the Company establishes a presence in these foreign markets through the distribution and sale of the AP+Series and related products. Management also believes that its wholly-owned subsidiaries located in Great Britain and Europe, APP UK and APP France, will be instrumental to the Company by providing such services. Management believes that these contractual relations strengthen the Company's structure and potential marketability of the AP+Series and related products, and also places the Company in a favorable position through its subsidiaries to properly service the AP+Series and related products sold and distributed in those foreign markets.

     The Company and Intelliservices also entered into a distributor agreement dated January 9, 2001 pursuant to which the Company granted to Intelliservices exclusive distributorship rights to sell and market the Company's AP+Series products in Mexico.

     In addition, APP LLC and American Overseas Corporation, ("AOC") an investment company formed under the laws of British Virgin Islands, entered into a distributor agreement dated August 20, 1998 pursuant to which AOC agreed to
(i)assist in the establishment of marketing and distribution services for the AP+Series and related products worldwide, and (ii) pay APP LLC $5,000,000 within a thirty-six (36) month period for the non-exclusive unlimited rights to purchase the AP+Series and related products and to sell those products worldwide, with an initial payment of $2,000,000 due and owing on August 20, 1999. During July 1999, the agreement was amended to provide that (i) a $1,000,000 payment will be due and owing sixty days from the date that the Company's shares of common stock commenced trading, (ii) an additional $1,000,000 will be due and owing within eight months from the date that the Company's shares of common stock commenced trading, and (iii) the balance of $3,000,000 will be due and owing on or before August 20, 2001.

     On December 27, 2000, the Company's shares of common stock commenced public trading on the Over-the-County Bulletin Board. As of the date of this Annual Report, AOC has paid the Company approximately $320,000, and management of the Company deems AOC to be in breach of its contractual duties under the agreement. Furthermore, no sales have resulted from the Company's contractual relations with AOC. Therefore, on approximately April 25, 2001, legal counsel for the Company notified AOC that it was not in compliance with the minimum funding requirements pursuant to the terms of the agreement. See "Item 3. Legal Proceedings".

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

EMPLOYEES AND CONSULTANTS

     As of the date of this Annual Report, the Company employs seven persons on a full time and two persons on a part time basis in the United States. And, five persons are employed on a full time basis in France and two persons are employed on a full time basis in Great Britain. The Company's President and Chief Executive Officer are primarily responsible for all day-to-day operations of the Company. Other services are provided by outsourcing and management contracts. As the need arises and funds become available, however, management may seek additional employees as necessary in the best interests of the Company. The following lists and describes certain services performed for the Company by consultants.

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

          During fiscal years 2000 and 1999, Bristol performed certain services on behalf of the Company including, but not limited to, (i) the development of international markets and consummation of the distribution contract with AOC; (ii) the establishment of contractual relationships for the manufacture of accelerometers in the Far East. During fiscal years 1998 and 1999, respectively, Bristol was primarily responsible for the introduction to the Company of Asteria, which manufactures the accelerometers for the Company, and for the introduction to the Company of AOC. During fiscal years 2000 and 1999, the Company paid to Bristol a total of $8,728 and $62,500, respectively. As of December 31, 2000, the Company has accrued a total of $197,900 for services rendered.

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

          During fiscal years 2000 and 1999, Royce Anderson performed certain services on behalf of APP LLC including, but not limited to, (i) assistance with the establishment of the marketing and sales structure within APP LLC; and (ii) assistance with the negotiation and consummation of major contractual arrangements. Royce Anderson was also primarily responsible for the Company's contract with North Shore Hospital. During fiscal years 2000 and 1999, the Company did not pay or accrue any fees to Royce Anderson.

PATENTS, LICENSES, TRADEMARKS, CONCESSIONS AND ROYALTY AGREEMENTS

     The Company has no patents, licenses, franchises, concessions or royalty agreements that are material to its business as a whole. During fiscal year 2001, management intends to file an application for trademark protection for its AP+Series products with the United States Patent and Trademark Office. If a certificate of registration for the trademark "AP+Series" is issued, such registration will remain in full force and effect for a period of ten years, subject to satisfaction of certain requirements. Management believes that the Company has not infringed on any existing patents, trade secrets or confidential information because the Company developed its own proprietary software that is used with the AP+Series products. Although management believes that there is no infringement on existing patents, trade secrets or confidential information, there is no assurance that such legal proceedings might not be initiated against the Company.

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

ITEM 3. LEGAL PROCEEDINGS

HSBA BANK USA

     On September 17, 1996, APP LLC entered into a one-year promissory note with HSBC Bank USA ("HSBC") which provided that payments of interest only at prime plus 2% per annum be made, with the principal amount of $470,715 due on demand. Such promissory note was approximately 90% guaranteed by the Small Business Administration. During fiscal year 1999, the Company ceased making payments under the terms of the note, and subsequently entered into negotiations with HSBC regarding a long-term payout. As of December 31, 2000, the balance due and owing HSBC is $369,817.

     On approximately September 21, 2000, HSBC initiated legal proceedings against the Company and Richard Goodhart and Steven Wahrman, individually as guarantors, in the Supreme Court of New York in and for the County of New York (the "HSBC Lawsuit"). In the HSBC Lawsuit, HSBC alleges that the Company failed to comply with and is in default under the terms of the promissory note and supporting financing documents.

     On November 3, 2000, HSBC, the Company and Messrs. Goodhart and Wahrman entered into a settlement agreement in which the Company and Messrs. Goodhart and Wahrman (i) confessed judgment for the amounts due and owing HSBC, (ii) agreed to provide the personal guarantees of Messrs. Goodhart and Wahrman and to secure the note with all of the assets of the Company, and (iii) agreed to make the following payments: (a) upon execution of the settlement agreement, initial payments of $18,960 (representing accrued and unpaid interest and late charges) and $100,000 (representing principal to reduce outstanding balance), (b) commencing on December 1, 2000 and continuing until August 20, 2001, $5,000 monthly, (c) on or before January 15, 2001, $250,000 to reduce the outstanding principal balance, and (d) on or before August 20, 2001, the outstanding balance of total indebtedness. The terms of the settlement agreement further provide that HSBC (i) agrees to a stipulation of discontinuance (to withdraw its pending suit without prejudice to the re-commencement of same upon a default under the settlement agreement, (ii) agrees to forbear from commencing any other action or proceeding against the Company and Messrs. Goodhart and Wahrman with respect to the indebtedness of the Company until August 20, 2001, (iii) agrees to forbear from entering judgment against the Company and Messrs. Goodhart and Wahrman until August 20, 2001, and (iv) retains the right to commence an action against the Company and Messrs. Goodhart and Wahrman in the event the Company defaults under the terms of the settlement agreement.

     As of the date of this Annual Report, with the exception of (c) above pertaining to the monthly payments of $5,000 for April and May 2001, the Company has complied with all of the provisions of the settlement agreement. The Company has complied with (d) above by paying HSBC $250,000 from the proceeds of $320,000 received by the Company from AOC.

     Failure of the Company to pay such sums due under the terms of the settlement agreement of perform any of the other contractual obligations will constitute an event of default and the full amount of indebtedness, less any payments made, will become immediately due and payable without further notice or demand from HSBC. Such an event of default will also entitle HSBC to seek judgments against the Company and Messrs. Goodhart and Wahrman pursuant to the confessions of judgment.

NORTH SHORE HOSPITAL

     On August 31, 1999, the Company entered into an agreement with North-Shore Long Island Jewish Health Systems ("North Shore Hospital") regarding (i) installation of the APP3000 onboard recording system (which was customized for use by North Shore Hospital) and related products on North Shore Hospital ambulances, and (ii) provision of services to integrate the installed APP3000 and related products with existing technologies utilized by North Shore Hospital. During fiscal year 2000, the Company installed one APP3000 onboard recording system on an ambulance as a test unit and, subject to performance, the Company would then be required to install an additional twenty-nine APP3000 onboard recording systems. As of the date of this Annual Report, the Company has not installed any additional APP3000 onboard recording systems.

     On approximately April 3, 2001, North Shore Hospital initiated legal proceedings against the Company in the Supreme Court of the State of New York, in and for the County of Nassau (the "North Shore Lawsuit"). In the North Shore Lawsuit, North Shore Hospital alleges breache of contract relating to a purchase order under which the Company was to install a monitoring system on North Shore Hospital's fleet of ambulances. The Company disputes these allegations and intends to interpose counter-claims alleging breach of contract and tortuous interference of contractual rights. The Company has suspended performance of its duties under the agreement with North Shore Hospital.

     As of the date of this Annual Report, the Company anticipates filing its answer and counterclaim by approximately May 31, 2001. Management anticipates that the parties will engage in discovery and document production. The Company believes it has meritorious counter-claims and intends to aggressively pursue all such legal actions and available remedies.

AMERICAN OVERSEAS CORPORATION

     On August 20, 1998, APP LLC and American Overseas Corporation ("AOC") entered into a distributor agreement pursuant to which AOC agreed to (i)assist in the establishment of marketing and distribution services for the AP+Series and related products worldwide, and (ii) pay APP LLC $5,000,000 within a thirty-six (36) month period for the non-exclusive unlimited rights to purchase the AP+Series and related products and to sell those products worldwide, with an initial payment of $2,000,000 due and owing on August 20, 1999.

     During July 1999, the agreement was amended to provide that (i) a $1,000,000 payment will be due and owing sixty days from the date that the Company's shares of common stock commenced trading, (ii) an additional $1,000,000 will be due and owing within eight months from the date that the Company's shares of common stock commenced trading, and (iii) the balance of $3,000,000 will be due and owing on or before August 20, 2001. On December 27, 2000, the Company became publicly trading and its shares of common stock commenced public trading on the Over-the-County Bulletin Board.

     As of the date of this Annual Report, AOC has paid the Company approximately $320,000, and management of the Company believes that AOC has breached its contractual obligations under the agreement. Therefore, on approximately April 25, 2001, legal counsel for the Company notified AOC that it was not in compliance with the minimum funding requirements pursuant to the terms of the agreement. Management believes that such breaches by AOC could result in possible legal remedies being sought by the Company. Management of the Company may, if deemed necessary, consider and pursue any and all available legal remedies and related causes of action against AOC.

     Management is not aware of any other legal proceedings contemplated by any governmental authority or other party involving the Company or its properties. No director, officer or affiliate of the Company is (i) a party adverse to the Company in any legal proceedings, or (ii) has an adverse interest to the Company in any legal proceedings. Management is not aware of any other legal proceedings pending or that have been threatened against the Company or its properties. Although the Internal Revenue Service and the Employment Commission of the State of New York have filed liens against the Company, respectively, as a result of unpaid payroll taxes, these governmental entities have not initiated legal proceedings against the Company to seize the Company's assets to pay such taxes.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of the Company's shareholders through the solicitation of proxies or otherwise during fiscal year ended December 31, 2000.

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

     On December 27, 2000, the Company's common stock commenced trading on the Over-the-Counter Bulletin Board under the symbol "ACDP". The market for the Company's common stock is limited, volatile and sporadic. The following table sets forth the high and low sales prices relating to the Company's common stock for the first quarter of fiscal year 2001 and as of May 21, 2001. These quotations reflect inter-dealer prices without retail mark-up, mark-down or commissions, and may not reflect actual transactions.

                                               FISCAL YEAR ENDED
                                               DECEMBER 31, 2001

                                           HIGH BID          LOW BID
                                           --------          -------

First Quarter                               $3.250            $1.438
May 21, 2001                                $2.125            $0.850


HOLDERS

     The 18,128,196 shares of Common Stock outstanding as of the date of this Annual Report are held by approximately 182 holders of record.

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

RECENT SALES OF UNREGISTERED SECURITIES

     (i) During fiscal years 1999 and 2000, the Company executed several convertible promissory notes aggregating approximately $952,500. The terms of the respective notes are generally (i) accrual of interest at either 10% or 15% per annum payable monthly in arrears or upon maturity, (ii) due and payable on December 31, 2001, and (iii) after September 30, 2000, the noteholder has the right to convert the principal and accrued interest in whole or in part into shares of common stock at $1.45 per share.

          During January 2001, seven noteholders exercised their respective right to convert the principal and accrued interest on the notes into shares of common stock. Pursuant to the terms of the convertible notes, the Company issued an aggregate of 55,923 shares of its common stock to the seven noteholders based upon conversion of notes in the aggregate amount of $76,400 of principal and $4,688 of interest. The Company issued the shares to the seven noteholders in reliance upon the exemption from registration provided by Section 4(2) and Regulation D, Rule 506, of the Securities Act. The noteholders represented to the Company that they acquired the shares for their own respective accounts, and not with a view to distribution, and that the Company made available to them all material information concerning the Company.

          During April 2001, three noteholders exercised their respective right to convert the principal and accrued interest on the notes into shares of common stock. Pursuant to the terms of the convertible notes, the Company issued an aggregate of 624,888 shares of its common stock to the three noteholders based upon conversion of notes in the aggregate amount of $787,000 of principal and $119,088 of interest. The Company issued the shares to the three noteholders in reliance upon the exemption from registration provided by Section 4(2) and Regulation D, Rule 506, of the Securities Act. The noteholders represented to the Company that they acquired the shares for their own respective accounts, and not with a view to distribution, and that the Company made available to them all material information concerning the Company.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

     This section should be read in conjunction with the Company's Consolidated Financial Statements included herein. Certain of the financial statements and the discussion below in the comparative fiscal year ends include reference to accounts and balances of the Company, which includes APP LLC, IPS-NY, APP UK and APP France, the Company's wholly-owned subsidiaries.

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

     During fiscal year ended December 31, 2000, sales of the AP+Series and related products to the Company's customers accounted for approximately 100% of total gross revenues. Although the Company intends to expand its marketing of the AP+Series and related products in non-transportation industries, such as the medical fields, management of the Company believes that sales of the AP+Series and related products to its customers in the fleet management and driver training industries will continue to be an important line of business for the Company for the next several years.

FOR FISCAL YEAR ENDED DECEMBER 31, 2000 COMPARED WITH FISCAL YEAR ENDED DECEMEBR 31, 1999

     Results of Operation

     The Company's net losses for fiscal year ended December 31, 2000 were approximately $2,663,308 compared to a net loss of approximately $1,173,837 for fiscal year ended December 31, 1999 (an increase of $1,477,406 or 126%).

     Net sales for fiscal years ended December 31, 2000 and 1999 were $654,568 and $701,526, respectively. Net sales decreased by approximately $46,958 or 7% for fiscal year ended December 31, 2000 as compared to fiscal year ended December 31, 1999. Gross profit for fiscal years ended December 31, 2000 and 1999 amounted to $462,838 and $487,465, respectively, or a net decrease of $24,627. Gross profit percentages for fiscal years ended December 31, 2000 and 1999 were 71% and 70%, respectively, or a net decrease of 1%.

     The decrease in gross profit is a result of a decrease in net sales resulting from a slight decline in sales of the Company's products during fiscal year ended December 31, 2000. The overall increase in net sales and gross profit during fiscal years ended December 31, 2000 and 1999, however, as compared with net sales and gross profits realized during the prior fiscal years is primarily a result of discounts for volume purchases, reduced component costs, and cost savings from the redesign of the PC board. Management also attributes the overall increase in net sales and gross profit to a stronger marketing campaign and fulfillment of major contracts. The Company and its subsidiaries have entered into various agreements with certain entities in order to establish distribution channels, corporate structures, contract applications in foreign and domestic countries, performance of certain pilot tests, and development of new products. Moreover, the Company has lowered its pricing to distributors in order to make the distributors more cost effective in the marketplace and as an incentive for increased sales. Management believes that despite the reduction in distributor pricing, the Company will still be able to maintain its normal gross profit on sales due to lower production costs.

     The substantial increase in net loss during fiscal year ended December 31, 2000 as compared to fiscal year ended December 31, 1999 is attributable primarily to a substantial increase in selling, general and administrative expenses. Selling, general and administration expenses include general corporate overhead, administrative salaries, shipping and warehousing costs, selling expenses, consulting costs, and professional fees.

     Selling, general and administrative expenses for fiscal years ended December 31, 2000 and 1999 were $2,351,079 and $1,155,616, respectively (an increase of $1,195,463 or 103%). The increase in selling, general and administrative expenses for fiscal year ended December 31, 2000 were primarily due to the Company incurring costs associated with its marketing efforts, increased costs associated with officers salaries, consulting/professional fees, and personnel costs.

     Research and development expenses for fiscal year ended December 31, 2000 were $150,645 as compared to $402,980 for fiscal year ended December 31, 1999 (a decrease of $252,335). The decrease in research and development expenses during fiscal year ended December 31, 2000 is primarily due to limited funds and the emphasis by the Company on the marketing of its products as compared to the dedication of significant funds to research and development during fiscal year ended December 31, 1999 for the development of an upgradeable modular unit (to assist in product line diversification), the development of an advanced system to be used in ambulances pertaining to the contract between the Company and North Shore Hospital, and the emphasis on the perfection and expansion of the capabilities of the Company's products. Management believes that as the Company's cash flow increases, additional funds will be expended on further research and development relating to new products. Management intends to hire in-house engineers to lower the expenses related to subcontracting out for the development of its products.

     Other losses during fiscal year ended December 31, 2000 include $320,448 which is due from KMR pursuant to a loan with IPS-NY. Management of the Company has determined to write off the debt owed to the Company from KMR based upon the fact that it is more likely than not that the loan will not be paid by KMR. Moreover, interest expense in the amount of $292,169 was incurred by the Company during fiscal year ended December 31, 2000 primarily due to interest relating to the convertible notes payableas compared to interest expense in the amount of $140,819 incurred during fiscal year ended December 31, 1999.

     As a result of these factors, comprehensive net loss for the year ended December 31, 2000 was $2,658,298, an increase of $1,485,126 or 126%, as compared to a comprehensive net loss of $1,173,172 for the year ended December 31, 1999. Management believes that the substantial increase in comprehensive net loss during the fiscal year ended December 31, 2000 as compared to fiscal year ended December 31, 1999 is attributable primarily to a substantial increase in selling, general and administrative expenses and interest expense, and the write off of the debt due from KMR. The Company's net earnings (losses) during fiscal year ended December 31, 2000 were approximately ($2,663,308) or ($0.15) per common share compared to a net loss of ($1,173,837) or ($0.07) per common share during the fiscal year ended December 31, 1999. The weighted average number of common shares outstanding were 17,806,320 for fiscal year ended December 31, 2000 compared to 17,629,462 for fiscal year ended December 31, 1999.

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

     The Company generated $654,568 in net sales as of fiscal year ended December 31, 2000, a decrease of approximately 7% over revenues of $701,526 generated as of fiscal year ended December 31, 1999. Although there was a slight decrease in net sales during fiscal year ended December 31, 2000, management anticipates that overall generation of revenues will continue to increase on an annual basis based on existing contracts and pilot programs for testing of the products that are now coming to finalization. The Company has new orders for approximately $1,000,000. Pilot programs currently exist with approximately seventeen companies.

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

     As of December 31, 2000, the Company's current assets were $181,270 and its current liabilities were $4,727,315, which resulted in a working capital deficit of $4,546,045. As of December 31, 2000, the Company's total assets were $304,750 and its total liabilities were $4,783,706. As of December 31, 2000, the Company's total liabilities exceeded its total assets by $4,478,956. The Company's stockholders' deficit increased from ($2,496,560) for fiscal year ended December 31, 1999 to ($4,660,145) for fiscal year ended December 31, 2000.

     As of December 31, 2000, the Company was not in compliance with terms of certain loans due to financial institutions totaling $514,230 and $369,817, respectively, requiring the majority of the loans to be reflected as current liabilities. Except as discussed above regarding HSBC, to date the financial institutions have either taken limited action or no action. Although management is optimistic that they will be able to negotiate waivers and/or restructure these loans, investor are cautioned that there can be no assurance that management will be able to achieve these objectives. Also, included in the current liabilities are accounts payable of $1,090,974, $886,978 of accrued expense of which $685,500 is accrued officers salaries, and $267,959 of accrued other expenses, which includes $144,866 of payroll taxes and related penalties and interest. Long term liabilities include notes payable of $45,314 and other liabilities of $11,077.

     As of December 31, 2000, the Company's assets consisted primarily of $76,444 in accounts receivable, $61,948 in inventory, $42,288 in prepaid expenses, and $90,066 of other long term assets.

     For the fiscal year ended December 31, 2000, the net cash used for operating activities was $1,050,292 compared to $558,564 for fiscal year ended December 31, 1999 (an increase of $491,638 or 88%). The main increase was comprised of a net loss of $2,663,308 for fiscal year ended December 31, 2000 compared to a net loss of $1,173,837 for fiscal year ended December 31, 1999 (an increase of $1,489,471 or 127%. Inventory of $61,948 at December 31, 2000 decreased from $130,121 at December 31, 1999 (a decrease of $68,173 or 69%) and accounts payable increased to $1,090,974 at December 31, 2000 compared to $833,278 at December 31, 1999 (an increase of $257,690 or 23%).

     The Company decreased its capital expenditures to $3,494 for fiscal year ended December 31, 2000 compared to $12,238 for fiscal year ended December 31, 1999, all of which relate to the purchase of equipment.

     The Company increased its net cash from financing activities for fiscal year ended December 31, 2000 to $1,025,620 compared to $593,781 for fiscal year ended December 31, 1999 (an increase of $431,839 or 73%). The major components were proceeds received from issuance of convertible notes payable of $1,143,400 for fiscal year ended December 31, 2000 compared to $150,000 for fiscal year ended December 31, 1999 and repayment of proceeds of $21,750 received from issuance of common stock subject to rescission for fiscal year ended December 31, 2000 compared to proceeds pf $202,939 received from issuance of common stock for fiscal year ended December 31, 1999.

     The Company may have violated federal and state securities laws in connection with the sales of its shares of common stock to investors under a private placement offering that was not registered under the federal securities laws. The offering and sale of such shares of the Company's common stock pursuant to its Private Placement Memorandum dated January 27, 1999 and April 7, 1999, respectively, was conducted pursuant to an exemption from registration in accordance with Regulation D, Rule 504, under the Securities Act. The Company continued to sell its shares of common stock to investors after the date the Company effectively became a reporting company under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). The exemption under Rule 504 of Regulation D and any other exemption may not have been available to the Company for these sales. As a result, the private placement may have violated federal securities laws. Moreover, certain state securities rules and regulations may not have been complied with to ensure availability of a private placement transactional exemption. As of December 31, 2000, the Company had repaid to investors proceeds of $21,750 from the issuance of such stock. As of December 31, 1999, the Company had received proceeds in the amount of $202,939 from the issuance of shares of Common Stock to investors under the private placement offerings, which may be in possible violation of federal and state securities laws. As of the date of this Annual Report, management estimates that the Company's potential rescission liability is in the amount of $181,189.

MATERIAL COMMITMENTS

     In connection with the research and development expenses and other overhead costs over the prior fiscal years, the Company, through its subsidiaries and other arrangements with its officers/shareholders, borrowed funds pursuant to various contractual arrangements representing the following material commitments.

     A significant and estimated commitment for the Company for fiscal year 2001 is the amounts due and owing under a promissory note with Bank of Smithtown. On November 30, 1998, the Company, its subsidiaries, IPS-NY and APP LLC, and Richard Goodhart entered into a settlement agreement with the Bank of Smithtown in connection with a default by IPS-NY under a promissory note dated April 13, 1995 in the amount of $100,000 and a second promissory note dated December 24, 1996 in the amount of $500,000. Pursuant to the terms of the settlement agreement, IPS-NY made two separate payments of $23,208 and $20,000 during November 1998 and a payment of $16,792 during March 1999. Additionally, IPS-NY executed a new promissory note in the amount of $60,620 bearing interest at 9% per annum and maturing in one year (representing the accrued and unpaid interest on the original note of $500,000). In lieu of canceling the original $500,000 note, the Company also executed a new promissory note in the amount of $500,000 bearing interest at prime plus 2% per annum. Pursuant to the terms of the new promissory note, the Company is required to make monthly payments of (i) $5,000 during the first year (December 1, 1998 through November 30, 1999), (ii) $10,000 during the second year (December 1, 1999 through November 30, 2000, and (iii)$15,000 during the third year (December 1, 2000 through November 30, 2001. At the end of the third year, the entire principal balance remaining together with any accrued interest shall be due and payable. Such notes associated with the settlement agreement are secured by the assets of the Company and the shares of Common Stock owned of record by Richard Goodhart, the Company's Chief Executive Officer. As of December 31, 2000, the principal balance on the newly issued $500,000 note, the newly issued $60,620 note and the original $100,000 note are $445,893, $43,828 and $24,509, respectively. Although the Company has complied with its payment obligations through December 31, 2000, as of the date of this Annual Report, the Company is not in compliance with its monthly payment schedule. Management is in the process of re-negotiating the terms and conditions of this settlement agreement with Bank of Smithtown in order to reduce its monthly payments.

     A significant and estimated commitment for the Company for fiscal year 2001 is the amounts due and owing to HSBC Bank USA (formerly Marine Midland Bank) pursuant to a one-year promissory note dated September 17, 1996 The terms of the promissory note require the Company to make payments of interest only at prime plus 2% per annum, with the principal amount of $470,715 due on demand. Such promissory note is approximately 90% guaranteed by the Small Business Administration. On November 3, 2000, HSBC, the Company and Messrs. Goodhardt and Wahrman entered into a settlement agreement providing for payments of certain amounts. As of the date of this Annual Report, the Company is in compliance with all provisions of the settlement agreement with the exception of the $5,000 monthly payments for April and May 2001. As of the date of this Annual Report, the balance due and owing HSBC is approximately $107,336, including principal and interest. See "Item 3. Legal Proceedings."

     As of December 31, 2000, the Company owes approximately $145,000 for payroll taxes and related estimated penalties and interest. The Internal Revenue Service and the Employment Commission of the State of New York have filed liens against the Company, respectively. Such taxing authorities have the power to generally seize the assets of the Company to pay off such amounts due and owing. As of the date of this Annual Report, the Company has not entered into any formal contractual arrangements with either taxing authority for repayment of such taxes, penalties and interest. Management intends to continue making payments as funds are available until such arrangements are consummated. The Company has also submitted an offer and compromise to the Internal Revenue Service and is currently waiting for a response.

     The Company has entered into employment agreements dated January 1, 1999 with three of its executive officers/directors, Mr. Richard Goodhart, Mr. Steven Wahrman and Mr. Jean Paul Daveau (collectively, the "Employment Agreements"). Pursuant to the terms and provisions of the Employment Agreements, commencing January 1, 1999, each officer/director will receive (i) an annual salary of $120,000 (of which the first six months of fiscal year 1999 have been deferred and accrued without interest); (ii) an annual cash bonus equal to one percent (1%) of the annual net profits for the preceding fiscal year; and (iii) stock options to purchase 500,000 shares of restricted Common Stock of the Company at $1.45 per share within five years from the effective date of the employment agreement. Other benefits provided for in each respective employment agreement are disability and health insurance coverage, automobile and expense allowances and travel and entertainment allowances. As of December 31, 2000, the Company has accrued approximately $685,500 in aggregate salary and paid $-0-.

     The Company entered into a consulting agreement dated July 30, 1998 with Bristol Consulting Ltd ("Bristol"), pursuant to which the Company is obligated to pay Bristol a monthly fee of $10,000 for the duration of the agreement, which terminates July 30, 2003. As of December 31, 2000, the Company has accrued a total of $197,900 of payments to Bristol and, during fiscal year ended December 31, 2000, paid $8,728 to Bristol for services rendered.

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

AUDIT COMMITTEE

     As of the date of this Annual Report, the Company has not appointed members to an audit committee and, therefore, the respective role of an audit committee has been conducted by the board of directors of the Company. When established, the audit committee's primary function will be to provide advice with respect to the Company's financial matters and to assist the board of directors in fulfilling its oversight responsibilities regarding finance, accounting, tax and legal compliance. The audit committee's primary duties and responsibilities will be to: (i) serve as an independent and objective party to monitor the Company's financial reporting process and internal control system; (ii) review and appraise the audit efforts of the Company's independent accountants; (iii) evaluate the Company's quarterly financial performance as well as its compliance with laws and regulations; (iv) oversee management's establishment and enforcement of financial policies and business practices; and (v) provide an open avenue of communication among the independent accountants, management and the board of directors.

     The board of directors has considered whether the regulatory provision of non-audit services is compatible with maintaining the principal independent accountant's independence.

     Audit Fees

     As of the date of this Annual Report, the Company has incurred approximately $43,000 as fees billed by its principal independent accountant for professional services rendered in connection with preparation of the Company's audited financial statements for fiscal year ended December 31, 2000. For fiscal year ended December 31, 2000, the Company incurred approximately $16,500 as fees billed by its prior principal independent accountant for all other non-audit services (including reviews of the Company's quarterly financial statements).

ITEM 7. FINANCIAL STATEMENTS

     The information required under Item 310(a) of Regulation S-B is included in this report as set forth in the "Index to Consolidated Financial Statements".

                 ACCIDENT PREVENTION PLUS, INC. AND SUBSIDIARIES

                        CONSOLIDATED FINANCIAL STATEMENTS

                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999




                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                      Page
                                                                     Number
                                                                     ------

Independent auditors' reports                                     F - 1 - F - 2

Consolidated Balance Sheet at December 31, 2000                       F - 3

Consolidated Statements of Operations and Comprehensive Operations
     for the years ended December 31, 2000 and 1999                   F - 4

Consolidated Statements of Stockholders' Deficiency for the
    years ended December 31, 2000 and 1999                            F - 5

Consolidated Statements of Cash Flows for the
    years ended December 31, 2000 and 1999                       F - 6 to F - 7

Notes to Consolidated Financial Statements                       F - 8 to F - 27

                          INDEPENDENT AUDITOR'S REPORT




To the Board of Directors
Accident Prevention Plus, Inc.


We have audited the accompanying consolidated balance sheet of Accident Prevention Plus, Inc. and Subsidiaries as of December 31, 2000, and the related consolidated statements of operations and comprehensive operations, stockholders' deficiency, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Accident Prevention Plus, Inc. and Subsidiaries as of December 31, 2000 and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations, has not generated significant revenue from its operations and at December 31, 2000 has a net working capital deficiency and a stockholders' deficiency. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plan in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



/s/ GOLDSTEIN GOLUB KESSLER LLP
-------------------------------
GOLDSTEIN GOLUB KESSLER LLP
New York, New York
May 11, 2001

                          INDEPENDENT AUDITORS' REPORT



To the Board of Directors and Stockholders of Accident Prevention Plus, Inc.

We have audited the accompanying statements of operations and comprehensive income, stockholders' deficiency and cash flows of Accident Prevention Plus, Inc. and Subsidiaries ("the Company") for the year ended December 31, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We did not audit the financial statements of Accident Prevention Plus (UK) Limited, a wholly owned subsidiary, whose statements reflect no revenues for the related years then ended. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Accident Prevention Plus (UK) Limited, is based solely on the report of the other auditors.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the Company's results of operations and comprehensive income, stockholders' deficiency and cash flows for the year ended December 31, 1999 in conformity with generally accepted accounting principles.





/s/ Massella, Tomaro & Co., LLP
-------------------------------
Massella, Tomaro & Co., LLP
Jericho, New York
March 28, 2000


                     ACCIDENT PREVENTION PLUS, INC. AND SUBSIDIARIES
                               CONSOLIDATED BALANCE SHEET
                                  AT DECEMBER 31, 2000

                                         ASSETS
                                         ------
Current Assets:
     Cash                                                                     $       590
     Accounts receivable, net of allowance for doubtful accounts of $60,503        76,444
     Inventory                                                                     61,948
     Prepaid expenses and other current assets                                     42,288
                                                                              -----------
          Total Current Assets                                                    181,270
                                                                              -----------

Property and Equipment, Net                                                        33,414
                                                                              -----------

Other Assets:
     Other assets                                                                  90,066
     Deferred income tax asset, net of valuation allowance of $853,000               --
                                                                              -----------
        Total Other Assets                                                         90,066
                                                                              -----------

           Total Assets                                                       $   304,750
                                                                              ===========

                        LIABILITIES AND STOCKHOLDERS' DEFICIENCY
                        ----------------------------------------

Current Liabilities:
    Notes and loans payable                                                   $   971,733
    Notes and loans payable - related parties                                     216,271
    Convertible notes payable                                                   1,043,400
    Convertible notes payable - related parties                                   250,000
    Accounts payable                                                            1,090,974
    Accrued expenses                                                              886,978
    Other current liabilities                                                     267,959
                                                                              -----------
             Total Current Liabilities                                          4,727,315
                                                                              -----------

Long Term Liabilities:
     Notes and loans payable, net of current portion                               45,314
     Other liabilities                                                             11,077
                                                                              -----------
          Total Long Term Liabilities                                              56,391
                                                                              -----------

Total Liabilities                                                               4,783,706
                                                                              -----------

Common Stock Subject to Rescission Offer, - $.001 par value,
     124,958 shares issued and outstanding                                        181,189
                                                                              -----------

Commitments & Contingencies                                                          --
                                                                              -----------
Stockholders' Deficiency:
     Common stock - $.001 par value, 50,000,000 shares authorized,
     17,988,238 shares issued and outstanding                                      17,988
     Additional paid-in capital                                                 1,154,418
     Accumulated other comprehensive income                                         5,675
     Accumulated deficit                                                       (5,838,226)
                                                                              -----------
          Total Stockholders' Deficiency                                       (4,660,145)
                                                                              -----------

               Total Liabilities and Stockholders' Deficiency                 $   304,750
                                                                              ===========


         The accompanying notes and independent auditors' report should be read in conjunction with the consolidated financial statements.


                 ACCIDENT PREVENTION PLUS, INC. AND SUBSIDIARIES
       CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE OPERATIONS
                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999


                                                        2000           1999
                                                   ------------    ------------

Net Sales                                          $    654,568    $    701,526

Cost of Sales                                           191,730         214,061
                                                   ------------    ------------

Gross Profit                                            462,838         487,465
                                                   ------------    ------------

Expenses:
     Selling, general and administrative              2,351,079       1,155,616
     Research and development                           150,645         402,980
                                                   ------------    ------------
Total Expenses                                        2,501,724       1,558,596
                                                   ------------    ------------
Loss Before Other Income (Expenses)                  (2,038,886)     (1,071,131)
                                                   ------------    ------------

Other Income (Expenses)
    Write off of due from affiliate                    (320,448)           --
    Interest income                                        --            35,454
    (Loss) gain on foreign currency transactions        (14,242)          2,659
    Gain on sale of equipment                             2,437            --
    Interest expense                                   (292,169)       (140,819)
                                                   ------------    ------------

     Total Other Income (Expenses)                     (624,422)       (102,706)
                                                   ------------    ------------

Net Loss                                             (2,663,308)     (1,173,837)

Other Items Of Comprehensive Operations -
  Foreign currency translation                            5,010             665
                                                   ------------    ------------

Comprehensive Net Loss                             $ (2,658,298)   $ (1,173,172)
                                                   ============    ============

Loss Per Share - Basic and Diluted                 $       (.15)   $       (.07)
                                                   ============    ============


Weighted Average Number of Common Shares
     Outstanding - Basic and Diluted                 17,806,320      17,629,462
                                                   ============    ============


     The accompanying notes and independent auditors' report should be read in conjunction with the consolidated financial statements.


                                        ACCIDENT PREVENTION PLUS, INC. AND SUBSIDIARIES
                                      CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIENCY
                                        FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999


                                                Common Stock          Additional                     Other          Total
                                         -------------------------     Paid-in     Comprehensive  Accumulated    Stockholders'
                                           Shares         Amount       Capital     Income (Loss)    Deficit      Deficiency
                                         -----------   -----------   -----------   -------------  -----------    -----------

Balances at December 31, 1998             17,295,970   $    17,296   $   223,318    $      --     $(2,001,081)   $(1,760,467)

Issuance of common stock in connection
  with private placement memorandums,
  net of offering costs                      342,268           342       436,737           --            --          437,079

Foreign currency
  translation adjustment                        --            --            --              665          --              665

Net loss for the year ended
   December 31, 1999                            --            --            --             --      (1,173,837)    (1,173,837)
                                         -----------   -----------   -----------    -----------   -----------    -----------

Balances at December 31, 1999             17,638,238        17,638       660,055            665    (3,174,918)    (2,496,560)

Issuance of common stock issued to
  officer in connection with signing
  of employment contract                     250,000           250       362,250           --            --          362,500

Issuance of common stock in connection
  with settlement of debt and purchase
  of  intangibles                            100,000           100       144,900           --            --          145,000

Common stock issuance costs                     --            --         (12,787)          --            --          (12,787)

Foreign currency
  translation adjustment                        --            --            --            5,010          --            5,010

Net loss for the year ended
  December 31, 2000                             --            --            --             --      (2,663,308)    (2,663,308)
                                         -----------   -----------   -----------    -----------   -----------    -----------

Balances at December 31, 2000             17,988,238   $    17,988   $ 1,154,418    $     5,675   $(5,838,226)   $(4,660,145)
                                         ===========   ===========   ===========    ===========   ===========    ===========


                            The accompanying notes and independent auditors' report should be read in conjunction with the consolidated financial statements.



                     ACCIDENT PREVENTION PLUS, INC. AND SUBSIDIARIES
                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                     FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999


                                                                   2000           1999
                                                               -----------    -----------

Operating activities
 Net loss                                                      $(2,663,308)   $(1,173,837)
 Adjustments to reconcile net loss to net
    cash used in operating activities:
    Depreciation and amortization                                   34,116          6,837
    Write off of due to affiliate                                  320,448           --
    Common stock issued to officers                                362,500           --
 Decrease (increase) in:
     Accounts receivable                                            70,627       (115,335)
     Inventory                                                      68,173       (115,169)
     Prepaid expenses and other current assets                     (27,667)        68,379
     Other assets                                                    7,630        (23,750)
 (Decrease) increase in:
     Accounts payable and accrued expenses                         767,000        625,397
     Other current liabilities                                      10,189        168,824
                                                               -----------    -----------

Net cash used in operating activities                           (1,050,292)      (558,654)
                                                               -----------    -----------

Investing activities
    Purchase of property and equipment                              (3,494)       (12,238)
                                                               -----------    -----------

Net cash used in investing activities                               (3,494)       (12,238)
                                                               -----------    -----------

Financing activities
     Proceeds from the issuance of notes and loans payable         133,000           --
     Repayments of notes and loans payable                        (164,012)       (42,824)
     Repayments of capital lease                                    (9,011)        (2,896)
     Proceeds from the issuance of convertible notes payable     1,143,400        150,000
     (Repayment of) proceeds from the issuance of common
        stock subject to rescission                                (21,750)       202,939
     Proceeds from the issuance of common stock                       --          437,079
     Proceeds from notes and loans payable - related parties          --           50,178
     Repayment of notes and loans payable - related parties        (46,086)      (148,521)
     Costs associated with common stock                            (12,787)          --
     (Advances to) proceeds from affiliate                           2,866        (52,174)
                                                               -----------    -----------

Net cash provided by financing activities                        1,025,620        593,781
                                                               -----------    -----------

Effect of exchange rate changes on cash                              5,010            665

Net (decrease) increase in cash                                    (23,156)        23,554

Cash at beginning of year                                           23,746            192
                                                               -----------    -----------

Cash at end of year                                            $       590    $    23,746
                                                               ===========    ===========


         The accompanying notes and independent auditors' report should be read in conjunction with the consolidated financial statements.

                                          F - 6

                 ACCIDENT PREVENTION PLUS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999


                                                               2000       1999
                                                             --------   --------
Supplemental disclosure of non-cash flow information:
     Cash paid during the year for:
             Interest                                        $154,524   $ 81,584
                                                             ========   ========

Schedule of non-cash operating activities:
     Issuance of 40,000 shares of common stock
     in connection with settlement of accounts payable       $ 58,000   $   --
                                                             ========   ========

Schedule of non-cash investing activities:
     Issuance of 60,000 shares of common stock
     in connection with purchase of intangibles              $ 87,000   $   --
                                                             ========   ========

    Assets acquired under capital leases                     $ 27,215   $   --
                                                             ========   ========




     The accompanying notes and independent auditors' report should be read in conjunction with the consolidated financial statements.

                 ACCIDENT PREVENTION PLUS, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999


NOTE 1 -- ORGANIZATION

     THE COMPANY
     -----------

     Accident Prevention Plus, Inc. (the "Company") was incorporated in the State of Nevada on October 28, 1998 to become the holding company of Accident Prevention Plus, LLC a Limited Liability Company, (the "LLC") and International Purchasing Services, NY, Inc. ("IPS-NY").

     INC-NY/LLC
     ----------

     Accident Prevention Plus, Inc. ("Inc-NY") was incorporated during 1993 in the State of New York as a standard corporation. During February 1996, Inc-NY was reorganized and converted to a Limited Liability Company. The LLC is treated as a partnership for financial and income tax purposes. The Company is engaged in the design, marketing and distribution of onboard computer recording and fuel monitoring systems for commercial and fleet vehicles.

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

                 ACCIDENT PREVENTION PLUS, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999


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

     EUROPEAN SUBSIDIARIES
     ---------------------

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

NOTE 2 -- GOING CONCERN

     The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. For the years ended December 31, 2000 and 1999, the Company incurred net losses of $2,663,308 and $1,173,837, respectively. Additionally, as of December 31, 2000, the Company has a working capital deficiency amounting to $4,546,045, a stockholders' deficiency of $4,660,145 and is in default of it's bank debt and certain convertible notes payable.

     As of December 31, 2000, the Company owes approximately $145,000 of payroll taxes and related penalties and interest. Certain taxing authorities have filed liens against the Company as a result of the unpaid payroll taxes. Should the taxing authorities take further actions, the results could be detrimental to the Company's ability to operate. In addition, the Company has not complied with the payment schedules of their bank debt. Should the banks take action against the Company the results could adversely affect the Company.

     The Company is aggressively attempting to obtain additional contracts in order to mitigate future losses. Management is seeking to raise additional capital and to renegotiate certain liabilities in order to alleviate the working capital deficiency. However, there can be no assurance that it will be able to obtain additional contracts, pay its payroll taxes or to raise additional capital.

     These factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should the Company be unable to continue in operation.

                 ACCIDENT PREVENTION PLUS, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999


NOTE 3 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     a)   Principles of consolidation
          ---------------------------

          The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, LLC, IPS-NY and APP U.K. All intercompany accounts and transactions have been eliminated in consolidation.

     b)   Intangible assets
          -----------------

          At each balance sheet date, the Company evaluates the period of amortization of intangible assets. The factors used in evaluating the period of amortization include: (i) current operating results, (ii) projected future operating results, and (ii) other material factors that affect the continuity of the business.

     c)   Inventory
          ---------

          Inventory amounting to $61,948 at December 31, 2000, consists of components and finished goods and are valued at the lower of cost (using the specific identification method) or market. All inventory is pledged as collateral pursuant to the notes payable as discussed in
          Note 7.

     d)   Income taxes
          ------------

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

     e)   Earnings per share
          ------------------

          Basic loss per common shares ("EPS") is computed as net loss divided by the weighted-average number of common shares outstanding during the period. Diluted EPS includes the impact of common stock potentially issuable upon the exercise of options and warrants. Potential common stock has been excluded from the computation of diluted net loss per share as their inclusion would be antidilutive.

     f)   Use of estimates
          ----------------

          In preparing the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America, management is required to make estimates and assumptions which affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period. Actual results could differ from those estimates.

                 ACCIDENT PREVENTION PLUS, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999


NOTE 3 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont'd)

     g)   Fair value disclosure at December 31, 2000
          ------------------------------------------

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

     h)   Effect of new accounting standards
          ----------------------------------

          The Company does not believe that any recently issued accounting standards, not yet adopted by the Company, will have a material impact on its financial position and results of operations when adopted.

     i)   Property and equipment
          ----------------------

          Property and equipment are recorded at cost less accumulated depreciation which is provided on the straight line basis over the estimated useful lives of the assets which range between five and seven years. Expenditures for maintenance and repairs are expensed as incurred.

     j)   Research and development costs
          ------------------------------

          Research and development costs are expensed as incurred. Such costs amounted to $150,645 and $402,980 for the years ended December 31, 2000 and 1999, respectively.

     k)   Foreign currency translation
          ----------------------------

          The accounts of the Company's foreign operations are translated into U.S. dollars using the current rate method. Assets and liabilities are translated at the year-end exchange rate and revenues and expenses are translated at average exchange rates. Gains and losses arising from the translation of financial statements of foreign operations are deferred in the "Foreign currency translation adjustment" account included as a separate component of shareholders' equity. The functional currency of all the Company's subsidiaries is the United State dollar with the exception of APP U.K. and APP France whose functional currencies are the British pound sterling and the French franc. All other exchange gains or losses are reflected in the consolidated statements of operations.

     l)   Revenue recognition
          -------------------

          Revenue from hardware sales is recognized when the product has been shipped and collectiblity is reasonably assured. Revenue recognized from these sales is net of applicable provisions for refunds, discounts and allowances. Engineering service sales are recognized upon the service having been performed.

                 ACCIDENT PREVENTION PLUS, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999


NOTE 4 -- PROPERTY AND EQUIPMENT

     Property and equipment are as follows at:

                                                   December 31,
                                                      2000
                                                     -------

                    Furniture & fixtures             $ 6,648
                    Computer equipment                81,748
                                                     -------
                                                     $88,396
                    Less: accumulated depreciation    54,982
                                                     -------
                                                     $33,414
                                                     =======

     Depreciation expense for the years ended December 31, 2000 and 1999 amounted to $19,116 and $6,837, respectively.

NOTE 5 -- DUE FROM AFFILIATE

     The Company has a loan receivable from KMR Telecom, Ltd. ("KMR") a corporation organized under the laws of India, which is affiliated with the Company through common stock ownership with the chief executive officer of the Company. The loan is held by IPS - NY and bears interest at 12% per annum. The Company's Chief Executive Officer has pledged to the Company his 49% interest in KMR as collateral for the loan.

     At December 31, 2000 the loan due from KMR amounted to $359,546. Management has determined that the Company shall record an allowance of $359,546 for the uncollectibilty on the full amount of the loan at December 31, 2000, due to it being more likely than not that the loan will not be recoverable. Interest income recorded by the Company in connection with the loan amounted to $35,454 for the year ended December 31, 1999.

NOTE 6 -- OTHER ASSETS

     Other assets consist primarily of software which the Company acquired in July 2000 for $87,000 through the issuance of 60,000 shares of common stock of the Company. The software is recorded at cost less accumulated amortization which is computed on a straight - line basis over a period of three years. Amortization expense for the year ended December 31, 2000 and accumulated amortization expense at December 31, 2000 amounted to $15,000.

                 ACCIDENT PREVENTION PLUS, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999


NOTE 7 -- NOTES PAYABLE

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

          Additionally, IPS-NY executed a new note in the amount of $60,620 bearing interest at 9% per annum and maturing in one year. Such note represented the accrued and unpaid interest on the original IPS-NY note of $500,000 dated December 24, 1996. Lastly, in lieu of canceling the original IPS-NY $500,000 note dated December 24, 1996, the Company executed a new note in the amount of $500,000, bearing interest at prime plus 2% per annum. The new note was to be paid at the rate of $5,000 per month during the first year, $10,000 per month during the second year and $15,000 per month during the third year. At the end of the third year, the entire principal balance remaining, together with any accrued interest, shall be due and payable. As of December 31, 2000 the principal balances on the newly issued $500,000 note, the newly issued $60,620 note and the original $100,000 SBA note are $445,893, $43,828 and $24,509, respectively.

          All notes associated with the above settlement agreement are secured by the Company's common stock owned by its Chief Executive Officer and all assets of the Company.

          As of December 31, 2000, the Company was not in compliance with the payment schedule as agreed to above for the $500,000 note and $60,620 note. To date, Smithtown has not taken any action against the Company, but should they decide to proceed with an action the impact could have a material effect upon the Company. Due to the non-compliance, these notes with Smithtown have been classified as current liabilities at December 31, 2000.


          Annual aggregate maturities of notes payable under the SBA Note are as follows as of December 31, 2000:

              Year ended December 31:
              -----------------------

                      2001                     $  17,695
                      2002                         6,814
                                               ---------
                                               $  24,509
                                               =========

                 ACCIDENT PREVENTION PLUS, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999


NOTE 7 -- NOTES PAYABLE (cont'd)

     b)   HSBC Bank USA (formerly Marine Midland Bank)
          --------------------------------------------

          On September 17, 1996, the LLC borrowed $500,000 by executing a promissory note with HSBC Bank USA (formerly Marine Midland Bank) ("HSBC") with the note being partially guaranteed by the SBA. Such note was for a term of one year. The prior terms of the note were payments of interest only at prime plus 2% per annum and due on demand.

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

          (d) On or before January 15, 2001, a principal payment of $250,000 to be applied to reduce the outstanding principal balance; and

                 ACCIDENT PREVENTION PLUS, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999


NOTE 7 -- NOTES PAYABLE (cont'd)

     b)   HSBC Bank USA (formerly Marine Midland Bank) (cont'd)
          -----------------------------------------------------

          (e) On or before August 20, 2001, payment of the outstanding balance of the total indebtedness.

               As of December 31, 2000 the balance due is $369,817 and is classified as current. Subsequent to year end the Company has complied with all provisions of the settlement agreement, except for provision (c) above pertaining to the monthly payments for April and May 2001. The note is secured by all of the assets of the Company, along with personal guarantees by the Chief Executive Officer and President ("the Guarantors").

               In the event the Company received the first payment of $1,000,000 in accordance with an agreement with American Overseas Corporation "AOC" (see note 11(g)) prior to January 15, 2001, the Company was required to immediately pay HSBC an amount equal to twenty-five percent (25%) of $1,000,000 (i.e. $250,000) or any portion thereof received by the Company from AOC from time to time. The Company has received approximately $320,000 from AOC to date and the Company has complied with provision (d) above upon such receipt.

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

     c)   Other
          -----

          The Company has other notes and loans payable to individuals, due on demand, in the amount of $133,000. Interest rates on theses notes are 10% per annum.

          Aggregate maturities of long-term debt is as follows:

                 Year ending December 31,
                 ------------------------

                          2001                        $    971,733
                          2002                              45,314
                                                      ------------
                                                      $  1,017,047
                                                      ============

                 ACCIDENT PREVENTION PLUS, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999


NOTE 8 -- ACCRUED EXPENSES

     Accrued expenses consist of the following at December 31, 2000:

                          Officers salaries   $685,500
                          Professional fees     60,000
                          Consulting fees      120,000
                          Interest              15,070
                          Other                  6,408
                                              --------
                                              $886,978
                                              ========

NOTE 9 -- CONVERTIBLE NOTES PAYABLE

     On December 16, 1999, the Company executed a $250,000 convertible promissory note with an officer and director, bearing interest at 15% per annum with principal payable in full on December 31, 2001. The promissory note contains a provision stating that beginning January 2, 2001 that upon a 10 day notice the note is due on demand. On September 30, 2000 the note is convertible into common stock at the rate of $1.45 per share. There also is a prepayment penalty provision if the Company prepays the note in the first thirteen months.

     During the year ended December 31, 2000, the Company executed seven additional 15% promissory notes aggregating $450,000. The promissory notes are due on December 31, 2001, bearing interest at 15% per annum and are payable monthly in arrears or upon maturity or any earlier conversion of the note. In accordance with provisions of the promissory note the Company is subject to a default interest rate of 24% on the outstanding balances.At any time subsequent to December 31, 2000 the noteholder will have the right to convert the principal and accrued interest in whole or in part into common stock at $1.45 per share.

     During the year ended December 31, 2000, the Company entered into sixteen convertible 10% promissory notes aggregating $593,400. The promissory notes are due on December 31, 2001, bearing interest at 10% per annum and are payable monthly in arrears or upon maturity or any earlier conversion of the note. In accordance with provisions of the promissory notes the Company is subject to a default interest rate of 24% on the outstanding balances. The promissory notes contain a provision stating that beginning January 2, 2001 that upon a 10 day notice the note is due on demand. At any time subsequent to December 31, 2000, the noteholders will have the right to convert the principal and accrued interest in whole or in part into common stock at $1.45 per share.

     During January 2001, seven convertible noteholders exercised their right to convert the principal and related interest on the notes they were holding into common stock of the Company. The noteholders converted an aggregate of $76,400 of principal and $4,688 of interest in to 55,923 shares of common stock.

     During April 2001, three convertible noteholders exercised their right to convert the principal and related interest on the notes they were holding into common stock of the Company. The noteholders converted an aggregate of $787,000 of principal and $119,088 of interest in to 624,888 shares of common stock.

                 ACCIDENT PREVENTION PLUS, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999


NOTE 10 -- COMMON STOCK SUBJECT TO RESCISSION OFFER

     Common stock sold subsequent to August 3, 1999 pursuant to the Company's limited offering memorandums of January and April 1999, may be in violation of the requirements of the Securities Act of 1933. In addition, certain state securities rules and regulations may not have been complied with to ensure availability of a private placement transaction exemption. As such, the proceeds of $202,939 from the issuance of 139,958 shares of common stock through December 31, 1999 were classified outside of equity in the balance sheet and classified as common stock subject to rescission. On April 18, 2000, the Company repurchased 15,000 shares of common stock from two of the related shareholders. The Company has subsequently cancelled these shares. As of December 31, 2000, the balance of proceeds was $181,189 and the related shares were 124,958. As of December 31, 2000, no additional investors have requested the Company to repurchase their shares.

NOTE 11 -- COMMITMENTS AND CONTINGENCIES

     a)   Payroll taxes
          -------------

          As of December 31, 2000, the Company owes approximately $145,000, of payroll taxes and related estimated penalties and interest. Federal and state tax liens have been filed against the Company in connection with unpaid payroll taxes. Although the Company has not entered into any formal repayment agreements with the respective tax authorities, it has been attempting to make payments as funds become available.

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

                 ACCIDENT PREVENTION PLUS, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999


NOTE 11 -- COMMITMENTS AND CONTINGENCIES (cont'd)

     c)   401K Employee Benefit Plan
          --------------------------

          During 1994, IPS-NY established a non-contributory 401K-employee benefit plan on behalf of its employees. As of December 31, 2000, IPS-NY has failed to remit approximately $3,700 to such plan, and accordingly, such amount has been included in accounts payable.

     d)   Lease Commitments
          -----------------

          i)   Office Space
               ------------

               Prior to April 1998, IPS-NY, had office space which was rented on a month-to-month basis. In April 1998, IPS-NY entered into a reciprocal agreement with Jaco Electronics, Inc. ("Jaco"). The agreement stipulates that Jaco will provide, for eighteen months, office space valued at $1,500 per month and warehousing and shipping support valued at $5,000 per month. In lieu of such support, IPS-NY agreed to transfer its then existing backlog sales orders to Jaco, which amounted to approximately $300,000. The warehousing and shipping services provided by Jaco have been accounted for as services provided to the LLC. For the year ended December 31, 1999, the Company has recorded $47,500 of warehousing and shipping cost and rent expense of $21,970 related to this agreement. The Company entered in to a lease agreement for office space effective January 10, 2000. The lease agreement is for two years, with two (one year) options to renew. The office lease requires monthly payments of $5,200 which includes maintenance and use of a phone system and furniture. The Company executed the right to increase the square footage of office space used at a rate of $6,800 per month. For the year ended December 31, 2000, the Company recorded $72,000 of rent expense related to this agreement.

          ii)  Vehicles
               --------

               The Company leases four vehicles under non-cancelable operating leases. Total leasing expense was approximately $23,905 and $18,607 for the years ended December 31, 2000 and 1999, respectively. The Company's approximate future minimum lease payments under these non-cancelable operating leases in effect on December 31, 2000 are as follows:

                             2001                   $ 14,621
                             2002                      3,655
                                                    --------
                                                    $ 18,276
                                                    ========

                 ACCIDENT PREVENTION PLUS, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999


NOTE 11 -- COMMITMENTS AND CONTINGENCIES (cont'd)

     e)   Bristol Consulting Ltd.
          -----------------------

          On July 30, 1998, the LLC entered into a consulting agreement with Bristol Consulting Ltd. ("Bristol") for the assistance and advise of commercial application in Europe, the Middle East and the Far East as to corporate structure, capital acquisitions, contract applications, and mergers and acquisitions.

          The consulting agreement is for a period of five years requiring monthly payments of $5,000 for the first three months and $10,000 a month for the remaining term of the consulting agreement. In addition, Bristol received 837,414 shares of common stock of the Company upon the reorganization of the LLC in October 1998 for its 5% partnership interest in the LLC. For the years ended December 31, 2000 and 1999, the LLC paid a total of $8,728 and $62,500, respectively, to Bristol. As of December 31, 2000, the LLC has accrued a total of $197,900 of payments due to Bristol.

     f)   Royce Anderson and Monroe, Inc.
          -------------------------------

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

     g)   American Overseas Corporation
          -----------------------------

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

          During July 1999, the LLC and AOC agreed to amend the contract whereby the $5 million was to be paid as follows: i) $1 million within 60 days from the date that the Company becomes publicly traded, ii) an additional $1 million is to be paid within eight (8) months of the beginning trade date and iii) the balance of $3 million to be paid on or before thirty-six (36) months from the date of the contract. Lastly, AOC will purchase the Company's product at distributor's cost.

          On December 27, 2000, the Company became publicly trading. Between the period January to April 2001, AOC has remitted approximately $321,000. On April 25, 2001 counsel for the Company notified AOC that they are not in compliance with the minimum funding requirement under the contract.

                 ACCIDENT PREVENTION PLUS, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999


NOTE 11 -- COMMITMENTS AND CONTINGENCIES (cont'd)

     h)   General
          -------

          The Company is involved in various claims and legal actions arising in the ordinary course of business. Management is of the opinion that the ultimate outcome of these matters would not have a material adverse impact on the financial position of the company or the results of its operations.

NOTE 12 -- STOCKHOLDERS' DEFICIENCY

     a)   Non-qualified Stock Option Plan
          -------------------------------

          Effective January 1, 1999, the Company established a non-qualified stock option plan ("Stock Option Plan") pursuant to which 6,000,000 shares of common stock are reserved for issuance upon the exercise of options. The option plan is designed to serve as an incentive for retaining qualified and competent key employees, officers and director of the Company. The price for each share of common stock purchasable according to the Stock Option Plan is a $1.45 per share. At December 31, 2000 no options were granted under this plan.

     b)   Limited Offering Memorandums
          ----------------------------

          During January and April 1999, the Company commenced two Limited Offering Memorandums (the "Offerings") pursuant to Rule 504 of Regulation D promulgated under the Securities Act of 1933. The Company's first offering was for 500,000 shares of its common stock at $1.45 per share before a 10% selling commission. Such offering was terminated during April 1999 with the Company selling approximately 340,000 shares. The second offering in April 1999 was for 408,475 shares of its common stock at $1.45 per share before a 10% selling commission. The Company sold an aggregate of 482,226 shares for the two offerings, yielding net proceeds of $640,018 after offering costs.

          Common stock sold subsequent to August 3, 1999 pursuant to the Company's limited offering memorandums, may be in violation of the requirements of the Securities Act of 1933. In addition, certain state securities rules and regulations may not have been complied with to ensure availability of a private placement transaction exemption. As such, at December 31, 2000 proceeds of $181,189 from the issuance of 124,985 shares of common stock have been classified outside of the equity section in the balance sheet and classified as common stock subject to rescission.

     c)   Common stock for settlement of debt
          -----------------------------------

          On July 28, 2000 the Company agreed with a vendor Software Hardware Specialists, Inc. (SHS) to issue 100,000 shares of the Company's common stock for $145,000 of accounts payable due to the vendor. Included in this agreement is the purchase by the Company of software valued at $87,000.

                 ACCIDENT PREVENTION PLUS, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999


NOTE 12 -- STOCKHOLDERS' DEFICIENCY (cont'd)

     d)   Common stock for employment
          ---------------------------

          In July 2000 the Company granted an officer 250,000 shares of common stock as part of the officers employment contract. The Company valued these shares at $1.45 per share, accordingly, $362,500 is included in the accompanying statement of operations in selling, general and administrative expenses.

NOTE 13 -- STOCK OPTIONS AND STOCK WARRANTS

     A summary of the status of the Company's options and warrants to purchase common stock and changes during the years is presented below:

        Year ended December 31,           2000                   1999
                                  --------------------   --------------------
                                              Weighted -             Weighted -
                                              average                average
                                  Number of   Exercise   Number of   Exercise
                                   Shares      Price      Shares      Price
                                  ---------   --------   ---------   --------
        Outstanding at
          beginning of year       1,500,000   $   1.45
        Granted                     700,000       1.45   1,500,000   $   1.45
        Exercised                      --         --          --      --
        Canceled                       --         --          --      --
                                  ---------   --------   ---------   --------

        Outstanding at
          end of year             2,200,000   $   1.45   1,500,000   $   1.45
                                  =========   ========   =========   ========

        Exercisable at
          year-end                2,200,000   $   1.45   1,500,000   $   1.45
                                  =========   ========   =========   ========

        Weighted average fair
        value of options and
        warrants granted during
        the period                            $     .31              $    .31
                                              =========              ========

                 ACCIDENT PREVENTION PLUS, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999


NOTE 13 -- STOCK OPTIONS AND STOCK WARRANTS (cont'd)

     The following table summarized information about fixed stock options and warrants outstanding at December 31, 2000:

                                        Outstanding             Exercisable
                                   ---------------------  ----------------------
                                    Weighted-
                                     average    Weighted-              Weighted-
                                    Remaining   average                average
                         Number    Contractual  Exercise    Number     Exercise
     Exercise Prices  Outstanding     Life       Price    Exercisable   Price
     ---------------  -----------  -----------  --------  -----------  --------

         $  1.45       2,200,000       3.2      $  1.45    2,200,000    $  1.45


     The Company has elected to apply APB Opinion No. 25, Accounting for Stock Issued to employees, and related interpretations in accounting for its stock options and warrants and has adopted the disclosure-only provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, Accounting for Stock-Based Compensation. If the Company had elected to recognize compensation cost based on the fair value of the options and warrants granted at the grant date as prescribed by SFAS No. 123, the Company's net loss and net loss per common share for the years ended December 31, 2000 and 1999 would have been as follows:

            Year ended December 31,      2000           1999
                                      -----------    -----------
            Net loss:
              As reported             $(2,663,308)   $(1,173,837)
                                      ===========    ===========

              Pro forma               $(2,880,308)   $(1,638,837)
                                      ===========    ===========

            Loss per common share -
              basic and diluted:
              As reported             $     (0.15)   $     (0.07)
                                      ===========    ===========

              Pro forma               $     (0.16)   $     (0.09)
                                      ===========    ===========

                 ACCIDENT PREVENTION PLUS, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999


NOTE 13 -- STOCK OPTIONS AND STOCK WARRANTS (cont'd)

     The fair value of each option or warrant grant was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

                Year ended December 31,      2000    1999
                                             ----    ----

                Expected dividend yield      0       0
                Risk-free interest rate      6.3%    6.3%
                Volatility                    .01%    .01%
                Expected life (years)        4       4


NOTE 14 -- PROVISION FOR INCOME TAXES

     Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due plus deferred taxes related to differences between the financial statement and tax bases of assets and liabilities for financial statement and income tax reporting purposes. Deferred tax assets and liabilities represent the future tax return consequences of these temporary differences, which will either be taxable or deductible in the year when the assets or liabilities are recovered or settled. Accordingly, measurement of the deferred tax assets and liabilities attributable to the book-tax basis differentials are computed at a rate of 34% federal, 9% state and 20% for APP UK pursuant to SFAS No. 109.

     The only material tax effect of significant items comprising the Companies' current deferred tax assets as of December 31, 2000 is the Companies' net operating carryforward losses "NOL's" which amounted to approximately $1,185,000, $590,000 and $452,000, respectively for the Company, IPS-NY and APP UK. The deferred tax asset associated with the Companies' NOL's amounted to approximately $853,000 as of December 31, 2000.

     A portion of IPS-NY's net operating loss carry forwards are subject to provisions of the Internal Revenue Code, Section 382, which limits the use of net operating loss carry forwards when changes in ownership of more than 50 percent occur during a three year testing period.

     In accordance with SFAS 109, the Company has recorded a 100% valuation allowance for such deferred tax asset since management could not determine that it was "more likely than not" that the deferred tax assets would be realized in the future. The Company's NOL's amounting to approximately $2,227,000 will expires in the years 2001 through 2020 if not utilized prior.

     The Company and its subsidiaries file separate tax returns for federal and state tax purposes. As such, income tax is based on the separate taxable income or loss of each entity. For the year ended December 31, 2000, the Company will begin filing consolidated federal tax returns. The Company has not filed its income tax returns for the years ended December 31, 1998 and 1999.

                 ACCIDENT PREVENTION PLUS, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999


NOTE 15 -- RELATED PARTY TRANSACTIONS

     a)   Notes and loans payable - related parties
          -----------------------------------------

          As of December 31, 2000, loans payable-officer amounting to $446,258, represent loans made by the President and Chief Financial Officer, of the Company and are comprised of the following:

          i) The loans of the President of the Company as of December 31, 2000 amounted to $416,258 as follows:

               A $50,000 promissory note with interest accruing at 8% per annum, which is due on demand.

               A $240,000 loan, which the officer has secured personally through a financial institution. The Company has guaranteed to reimburse the officer for all interest and the direct cost of such loan. This loan bears interest at 9.25% per annum and is due on demand.

               A $7,500 promissory note with interest accruing at 10% per annum which is due June 30, 2001.

               The remainder is comprised of advances to the Company and unreimbursed expenses amounting to $118,758 which are non-interest bearing.

          ii) Two promissory notes with interest accruing at 10% per annum due to the Chief Financial Officer's spouse totaling $30,000 which are due December 31, 2000.

          As of December 31, 2000, the amounts above have been offset by $229,987, which represents advances to officers and directors which are non-interest bearing and due on demand.

     b)   Employment agreements
          ---------------------

          On January 1, 1999, the Company entered into three separate employment agreements with its Chief Executive Officer, Chief Operating Officer and Executive Vice President. The employment agreements are for an initial one-year term with renewable (5) five one-year terms based on a majority vote of the Board of Director. Each officer is entitled to an annual salary of $120,000 with annual increases based on The Consumer Price Index, along with a cash bonus of 1% of the annual net profits of the Company. Each agreement includes benefits such as disability and health insurance coverage, automobile and expense allowances, travel and entertainment allowances, and options to purchase 500,000 shares of the Company's common stock at $1.45 per share within five years from the effective date of the agreements. The foregoing options are intended to qualify as incentive stock options. Lastly, pursuant to the agreements, all three officers had agreed to defer the first six months of their salary, which were to be paid at a later date. As of December 31, 2000, the Company has accrued $685,500 of salary and paid $61,500 to the officers.

                 ACCIDENT PREVENTION PLUS, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999


NOTE 15 -- RELATED PARTY TRANSACTIONS (cont'd)

     b)   Employment agreements (cont'd)
          ------------------------------

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

          On July 1, 2000 the Company entered into a formal employment agreement with its Chief Financial Officer. The employment agreement is for an initial one-year term with renewable five one-year terms based on a majority vote of the Board of Directors. Upon signing this agreement, the officer received 250,000 shares of common stock of the Company. The officer is entitled to annual salary of $120,000 with annual increases based on the Consumer Price Index, along with a cash bonus of 1% of the annual net profits of the Company.

          The agreement includes benefits such as disability and health insurance coverage, automobile and expense allowances, travel and entertainment allowances, and options to purchase 500,000 shares of the Company's common stock at $1.45 per share within five years from the effective date of the agreements. The foregoing options are intended to qualify as incentive stock options. Lastly, pursuant to the agreements, the officer agreed to defer the first six months of his salary, which was to be paid in full on December 31, 2000 and is included in accrued expenses in the accompanying balance sheet.

                 ACCIDENT PREVENTION PLUS, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999


NOTE 16 -- INDUSTRY SEGMENTS

     The Company's operations have been classified into two segments: foreign and domestic sales. Information about the two segments for the years ended December 31, 2000 and 1999 are as follows:

                                                2000                            1999
                                     --------------------------    --------------------------
                                       Segment     Consolidated      Segment     Consolidated
                                     -----------   ------------    -----------   ------------
     Sales:
         Foreign                     $   288,780                   $   627,301
         Domestic                        365,788                        74,225
                                     -----------                   -----------
     Total Sales                                    $   654,568                   $   701,526
                                                    ===========                   ===========
         Gross profit:
         Foreign                     $   164,238                   $   435,889
         Domestic                        298,600                        51,576
                                     -----------                   -----------
         Total Gross Profit                         $   462,838                   $   487,465
                                                    ===========                   ===========

     Corporate:
         Selling, general and
         administrative expense:
           Foreign                   $  (484,498)                  $   (57,652)
           Domestic                   (1,866,581)                   (1,097,964)
                                     -----------                   -----------
     Total S, G &A                                   (2,351,079)                   (1,155,616)

     Write off of due to affiliate                     (320,448)                         --
     Interest expense                                  (292,169)                     (140,819)
     Interest and other                                 (14,242)                       38,113
     Gain of sale of equipment                            2,437                          --
     Research and development                          (150,645)                     (402,980)
                                                    -----------                   -----------

     Net (loss)                                     $(2,663,308)                  $(1,173,837)
                                                    ===========                   ===========

     Identifiable assets:
           Foreign                   $    33,748                   $    53,815
           Domestic                      271,002                       792,573
                                     -----------                   -----------

     Total assets                                   $   304,750                   $   846,388
                                                    ===========                   ===========


     Gross profit is total revenue less cost of sales and excludes general corporate expenses, interest expense, and income taxes. Identifiable assets are those used by each segment of the Company's operations.

                 ACCIDENT PREVENTION PLUS, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999


NOTE 17 -- SIGNIFICANT CUSTOMERS AND VENDORS

     For the years ended December 31, 2000 and 1999, the Company had three and three unrelated customers, respectively, which accounted for approximately 31%, 21%, and 10%, and 42%, 36%, and 17%, respectively, of total revenues. As of December 31, 2000, the Company has two unrelated customers who accounted for approximately 67% and 12% of accounts receivables.

NOTE 18 -- PREPAID EXPENSES AND OTHER CURRENT ASSETS

     Other current assets at December 31, 2000 consist of miscellaneous items, none in excess of 5% of current assets.

NOTE 19 -- OTHER CURRENT LIABILITIES

     Other current liabilities consist of the following at December 31, 2000:

         Customer deposits                                     $ 94,910
         Payroll taxes                                          144,866
         Other (none in excess of 5% of current liabilities)     28,183
                                                               --------
                                                               $267,959
                                                               ========

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS OF ACCOUNTING AND FINANCIAL DISCLOSURE

     The Company's former principal independent accountant, Jeff R. Pearlman, declined to stand for re-election in July of 1999 and, subsequently, management of the Company engaged the accounting firm of Massella, Tomaro & Co., LLP as the Company's independent auditor commencing August 1, 1999.

     The Company's former principal independent accountant, Massella, Tomaro & Co., LLP was dismissed by the Company in February 2001 and, subsequently, management of the Company engaged the accounting firm of Goldstein Golub Kessler, LLP as the Company's independent accountant commencing March 1, 2001.

     Since March 1, 2001 and to date, the Company's current principal independent accountant has not resigned or declined to stand for re-election or were dismissed.

     During the Company's two most recent fiscal years and any subsequent interim period preceding the resignation of Massella, Tomaro & Co., LLP, there were no disagreements with Massella, Tomaro & Co., LLP, whether or not resolved, on any matter concerning accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Massella, Tomaro & Co., LLP, would have caused Massella, Tomaro & Co., LLP to make reference to the subject matter of the disagreements in its reports.

     Moreover, there have been no disagreements with the Company's current principal independent accountant which were not resolved on any matter concerning accounting principles or practices, financial statement disclosure, or auditing scope or procedures.

     Neither the Company's current principal independent accountant nor its former principal independent accountant have provided an adverse opinion or disclaimer of opinion to the Company's financial statements, nor modified their respective opinion as to uncertainty, audit scope or accounting principles. However, the auditors' reports by Massella, Tomaro & Co., LLP to the financial statements for fiscal year ended December 31, 1999 and by Goldstein Golub Kessler LLP to the financial statements for fiscal year ended Decemebr 31, 2000 are qualified as to the Company's ability to continue as a going concern.

     The Company's principal independent accountant from January 1997 to July 28, 1999 was Jeff R. Pearlman, 19 West 34th Street, Suite 1118, New York, New York 10001. The Company's principal independent accountant from August 1, 1999 to February 28, 2001 was Massella, Tomaro & Co., LLP, 375 North Broadway, Suite 103, Jericho, New York 11753. The Company's principal independent accountant from March 1, 2001 to the current date is Goldstein Golub Kessler LLP, 1185 Avenue of the Americas, Suite 500, New York, New York 10036-2602.

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

IDENTIFICATION OF DIRECTORS AND EXECUTIVE OFFICERS

     The directors and executive officers of the Company are as follows:

Name                       Age              Position with the Company
-------------------        ---              -------------------------------

Richard J. Goodhart        52               Director and Chairman of the
                                            Board, Chief Executive Officer

Steven H. Wahrman          43               Director and President, Chief
                                            Operating Officer

Jean Paul Daveau           45               Director and Executive Vice
                                            President of Engineering/Design

Julius J. Valente Jr.      61               Chief Financial Officer

Ives Wahrman               76               Director

Martin Goodhart            79               Director

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

     JEAN PAUL DAVEAU has been a Director and the Executive Vice President of Engineering and Design of the Company since October of 1993. Mr. Daveau is responsible for establishing and overseeing the engineering and design staff and all aspects of technical research, including the compilation of specifications and manuals. Mr. Daveau has spent over a decade designing and developing onboard recording systems, and has worked with Royal Dutch Shell, Schlumberger, and Western Atlas. In addition, Mr. Daveau has extensive experience in the fields of hardware and software, and has acted as a consultant engineer in the industrial computing industry. For a period of five years, Mr. Daveau was the President and Managing Director of Microsam.

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

     As of the date of this Registration Statement, two family relationships exist among the named directors. Mr. Martin Goodhart is the father of Mr. Richard Goodhart and Mr. Ives Wahrman is the father of Mr. Steven Wahrman. No other family relationships exist among any of the named directors and executive officers. No arrangement or understanding exists between any such director or officer and any other persons pursuant to which any director or executive officer was elected as a director or executive officer of the Company. The directors of the Company are elected annually and serve until their successors take office or until their death, resignation or removal. The executive officers serve at the pleasure of the Board of Directors of the Company.

     As of the date of this Annual Report, no director or executive officer of the Company is or has been involved in any legal proceeding concerning (i) any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time; (ii) any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses) within the past five years; (iii) being subject to any order, judgment or decree permanently or temporarily enjoining, barring, suspending or otherwise limiting involvement in any type of business, securities or banking activity; or (iv) being found by a court, the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law (and the judgment has not been reversed, suspended or vacated).

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

     Section 16(a) of the Exchange Act requires the Company's directors and officers, and the persons who beneficially own more than ten percent of the common stock of the Company, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Copies of all filed reports are required to be furnished to the Company pursuant to Rule 16a-3 promulgated under the Exchange Act. Based solely on the reports received by HDRS and on the representations of the reporting persons, the Company believes that these persons have complied with all applicable filing requirements during the fiscal year ended December 31, 2000.

ITEM 10. EXECUTIVE COMPENSATION

COMPENSATION OF OFFICERS AND DIRECTORS

     As of the date of this Registration Statement, none of the officers or directors of the Company have received any compensation for their respective roles to date or during the prior fiscal years. On January 1, 1999, the Company entered into employment agreements with three of its executive officers/directors, Mr. Richard Goodhart, Mr. Steven Wahrman and Mr. Jean Paul Daveau. Pursuant to the provisions of the employment agreements, each officer will receive an annual salary of $120,000 (of which the first six months commencing January 1, 1999 will be deferred and will accrue without interest). Each officer will also receive a yearly bonus equal to 1% of the net profits for the preceding year. Each employment agreement provides for an initial period of one year, with the ability to be renewed on a yearly basis for a period of five years upon majority vote of the Board of Directors. In addition, each officer/director has been granted stock options to purchase 500,000 shares of restricted Common Stock of the Company at $1.45 per share. The employment agreements also provide for disability and health insurance coverage, automobile and expense allowances and travel and entertainment allowances. Effective July 1, 2000, the Company intends to enter into an employment agreement with Julius
J. Valente, Jr. for an initial term of one (1) year. In consideration for Mr. Valente entering into this agreement, Mr. Valente will receive: (i) 250,000 shares of the Company's common stock, (ii) options to purchase 500,000 shares of the Company's common stock at market on the date of grant, and a salary of $10,000 per month. On July 1, 2000, the Company granted Mr. Valente 500,000 options to purchase shares of the Common Stock at $1.45 per share.

     As of December 31, 2000, the Company has accrued approximately $685,500 of salary and paid $-0- to its executive officers/directors as executive compensation.

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

     As of the date of this Annual Report, options have been granted in the aggregate of 2,200,000 shares to the following individuals. All options granted are exercisable by the respective individual from the date of grant through the date of expiration.

--------------------------------------------------------------------------------

                                Number of      Date of    Exercise     Date of
                             Shares Granted     Grant      Price     Expiration
                             --------------     -----      -----     ----------

Richard Goodhart .....          500,000        01-01-99    $1.45      01-01-04

Steven Wahrman .......          500,000        01-01-99    $1.45      01-01-04

Jean Paul Daveau .....          500,000        01-01-99    $1.45      01-01-04

Jeffrey Carus ........          200,000        07-01-00    $1.45      07-01-05

Julius J. Valente, Jr.          500,000        07-01-00    $1.45      07-01-05

TOTAL ................        2,200,000
--------------------------------------------------------------------------------

     No share options have been exercised as of the date of this Annual Report.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth the name and address, as of the date of this Annual Report, and the approximate number of shares of common stock of the Company owned of record or beneficially by each person who owned of record, or was known by the Company to own beneficially, more than five percent (5%) of the Company's common stock, and the name and shareholdings of each officer and director, and all officers and directors as a group as of the date of this Annual Report.

--------------------------------------------------------------------------------
Title of Class              Name and Address      Amount and Nature     Percent
                            of Beneficial Owner   of Beneficial Owner  of Class
--------------------------------------------------------------------------------
            (1)                            (3)                  (2)
Common Stock               Richard Goodhart            5,036,640         26.7%
                           325 Wireless Blvd.
                           Hauppauge, N. Y. 11788

            (1)                                                 (2)
Common Stock               Steven Wahrman              2,724,000         14.4%
                           325 Wireless Blvd.
                           Hauppauge, N.Y. 11788

            (1)                                                 (2)
Common Stock               Jean Paul Daveau            1,549,680          8.2%
                           325 Wireless Blvd.
                           Hauppauge, N.Y. 11788

            (1)                                                 (2)
Common Stock               All officers and            9,840,320         52.1%
                           directors as a group
                           (6 persons)

--------------------------------------------------------------------------------
(1)
  These are restricted shares of common stock.
(2)
  Includes the assumption of the exercise of options by each option holder pursuant to the terms of the Non-Qualified Stock Option Plan to purchase 500,000 shares of restricted common stock at $1.45 per share, or an aggregate of 1,500,000 shares at $1.45 per share.
(3)
  In the event the Company should default on the promissory note with the Bank of Smithtown, pursuant to the terms of the settlement agreement, the Bank of Smithtown may foreclose on the shares held of record by Richard Goodhart (which have been pledged to secure the Company's obligations to the Bank of Smithtown), and may sell such shares to a third party.

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

     Among the factors considered by the board of directors of the Company in evaluating the acquisition of IPS-NY were (i) the financial condition, performance and prospects of IPS-NY; (ii) analysis of the value of exclusive representation agreements between IPS-NY and certain manufacturers, including Teledyne Vacuum Technologies, Omnirel Corporation and Jaco Electronics International Division; (iii) analysis of the value of the international sales structure established by IPS-NY and the existence of certain contacts; (iv) utilization by the Company of a portion of the line of credit held by IPS-NY with Bank of Smithtown; (v) analysis of the experience of personnel in IPS-NY in component purchasing and the value of the existence of a purchasing department; and (vi) future potential role of IPS-NY, which included control production and arrangement of sub-contract manufacturing facilities.

     The board of directors of the Company valued IPS-NY at approximately $215,688 and approved the issuance of 10% of the total proposed outstanding shares of common stock of the Company as fair and just compensation for the acquisition of IPS-NY. For financial statement purposes, the assets and liabilities of IPS-NY have been recorded at predecessor cost.

EMPLOYMENT AGREEMENTS

     The Company has entered into employment agreements dated January 1, 1999 and July 1, 2000 with 4 of its executive officers/directors. As of December 31, 2000, the Company has accrued approximately $685,500 of salary and paid $-0- to the officers.

LOANS/NOTES PAYABLE TO OFFICERS

     As of December 31, 2000, the Company owed an aggregate of approximately $408,758 pursuant to loans made by Mr. Steven Wahrman, the President, and Mr. Julius Valente, the Chief Financial Officer of the Company. Of the aggregate amount of $408,758, approximately $378,758 is due and owing to the President represented by a $50,000 promissory note, a $240,000 loan personally secured by the President on behalf of the Company through a financial institution, a $7,500 promissory note due June 30, 2001, and $81,258 in advances and unreimbursed expenses. The Company also owes the Chief Financial Officer $30,000 pursuant to two promissory notes due December 31, 2000.

     During June 1996, APP LLC borrowed $50,000 from the President of the Company pursuant to a promissory and demand note. As of December 31, 2000, such note remains unpaid as a result of the execution by Mr. Wahrman of a waiver of repayment until December 31, 2001. The note continues to accrue interest at the rate of 8% per annum. As of December 31, 2000, accrued interest on such note was in the amount of $18,000.

     During August and December 1997, APP LLC borrowed $16,500 and $17,000, respectively, from Mr. Ives Wahrman, a director of the Company, without interest, payable ninety days from the date of borrowing. In March 1998, IPS-NY borrowed $4,000 from Mr. Ives Wahrman under the same terms as APP LLC. As of December 31, 2000, such notes remain unpaid as a result of the execution by Mr. Wahrman of two separate waivers of repayment until December 31, 2001, respectively.

LOANS DUE FROM OFFICERS

     As of December 31, 2000, Mr. Jean Paul Daveau, the Executive Vice President, and Mr. Richard Goodhart, the Chief Executive Officer, owed the Company approximately $231,087. Of the aggregate amount of $231,087, Mr. Jean Paul Daveau owed the Company approximately $208,472 resulting from non-interest bearing advances due on demand. Mr. Richard Goodhart owed the Company approximately $106,106 resulting from a non-interest bearing advance payable on demand.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  The following exhibits are filed as part of this Annual Report: None.

          10.21 Distributor Agreement dated January 9, 2001 between Accident Prevention Plus, Inc. and Intelliservices, S.A.

     (b)  Reports on Form 8-K:

          Filed on April 20, 2001
          Filed on April 16, 2001
          Filed on March 2, 2001
          Filed on January 4, 2001


SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            ACCIDENT PREVENTION PLUS, INC.

Date: May 23, 2001                          By: /s/ Steven Wahrman
                                            --------------------------
                                            Steven Wahrman, President