Form 10QSB
period 2001-03-31
ACCIDENT PREVENTION PLUS INC
filed 2001-05-25
CIK 1084702

U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 2001

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

         Yes                        No    X

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Class                                           Outstanding as of May 11, 2001

Common Stock, $.001 par value                   18,128,196

Transitional Small Business Disclosure Format (check one)

         Yes                        No     X

                         Accident Prevention Plus, Inc.

                                      INDEX



                                                                         Page
                                                                         ----

PART I.   FINANCIAL INFORMATION                                          F-1

     Item 1. Financial Statements                                     F-1 - F-7

     Item 2. Management's Discussion and Analysis of
               Financial Condition and Results of Operations              3

PART II.  OTHER INFORMATION                                               8

     Item 1. Legal Proceedings                                            8

     Item 2. Changes in Securities and Use of Proceeds                   10

     Item 3. Defaults Upon Senior Securities                             11

     Item 4. Submission of Matters to a Vote of Security Holders         11

     Item 5. Other Information                                           11

     Item 6. Exhibits and Reports on Form 8-K                            11

SIGNATURES                                                               11

                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
----------------------------


                 ACCIDENT PREVENTION PLUS, INC. AND SUBSIDIARIES

                        CONSOLIDATED FINANCIAL STATEMENTS

                FOR THE THREE-MONTHS ENDED MARCH 31, 2001 AND 2000

                                   (UNAUDITED)


                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                        Page
                                                                       Number
                                                                       ------


Consolidated Balance Sheets at March 31, 2001 (unaudited)
    and December 31, 2000                                             F-2 - F-3

Consolidated Statements of Operations and Comprehensive Income
    for the three months ended March 31, 2001 and 2000 (unaudited)       F-4

Consolidated Statement of Stockholders' Deficiency for the three
    months ended March 31, 2001 (unaudited)                              F-5

Consolidated Statements of Cash Flows for the three-months
    ended March 31, 2001 and 2000 (unaudited)                         F-6 - F-7

                 ACCIDENT PREVENTION PLUS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
          AT MARCH 31, 2001 (UNAUDITED) AND DECEMBER 31, 2000 (AUDITED)

                                     ASSETS
                                     ------


                                                       (Unaudited)
                                                        March 31,   December 31,
                                                          2001          2000
                                                        --------     --------
Current Assets:

     Cash                                               $  1,522     $    590
     Accounts receivable, net                             65,287       76,444
     Inventory                                            73,005       61,948
     Prepaid expenses & other current assets              93,468       97,555
                                                        --------     --------
          Total Current Assets                           233,282      236,537
                                                        --------     --------

Property and Equipment, Net                               29,102       33,414
                                                        --------     --------

Other Assets:
     Other Assets                                         73,734       90,066
     Deferred tax asset,                                    --           --
                                                        --------     --------
          Total Other Assets
                                                          73,734       90,066
                                                        --------     --------

           Total Assets                                 $336,118     $360,017
                                                        ========     ========

Table continues on following page.


           See accompanying notes to consolidated financial statements



                            ACCIDENT PREVENTION PLUS, INC. AND SUBSIDIARIES
                                      CONSOLIDATED BALANCE SHEETS
                     AT MARCH 31, 2001 (UNAUDITED) AND DECEMBER 31, 2000 (AUDITED)
                                              (CONTINUED)

                               LIABILITIES AND STOCKHOLDERS' DEFICIENCY
                               ----------------------------------------


                                                                              (Unaudited)
                                                                               March 31,     December 31,
                                                                                  2001           2000
                                                                              -----------    -----------
Current Liabilities:
     Notes & loans payable                                                    $   902,281    $   971,733
     Notes & loans payable - related parties                                      215,724        216,271
     Convertible notes payable                                                    967,000      1,043,400
     Convertible notes payable - related parties                                  250,000        250,000
     Accounts payable                                                           1,151,435      1,090,974
     Accrued Expenses                                                             994,636        886,978
     Other current liabilities                                                    333,195        323,226
                                                                              -----------    -----------
          Total Current Liabilities                                             4,814,271      4,782,582
                                                                              -----------    -----------

Long Term Liabilities:
     Notes & loans payable net of current portions                                 38,500         45,314
     Other liabilities                                                             11,077         11,077
                                                                              -----------    -----------
          Total Long Term Liabilities                                              49,577         56,391
                                                                              -----------    -----------

Total Liabilities                                                               4,863,848      4,838,973
                                                                              -----------    -----------

Common Stock Subject to Rescission Offer, - $.001 par value, 124,958 shares
     issued and outstanding                                                       181,189        181,189
                                                                              -----------    -----------

Commitments & Contingencies                                                          --             --
                                                                              -----------    -----------
Stockholders' Deficiency:
     Common stock - $.001 par value, 50,000,000 shares authorized,
     18,044,161 & 17,988,230 shares issued and outstanding, respectfully           18,044         17,988
     Additional paid-in capital                                                 1,233,425      1,154,418
     Accumulated - other comprehensive income (loss)                               31,089          5,675
     Accumulated deficit                                                       (5,991,477)    (5,838,226)
                                                                              -----------    -----------
          Total Stockholders' Deficiency                                       (4,708,919)    (4,660,145)
                                                                              -----------    -----------

               Total Liabilities and Stockholders' Deficiency                 $   336,118    $   360,017
                                                                              ===========    ===========


                      See accompanying notes to consolidated financial statements

                                                  F-3

                 ACCIDENT PREVENTION PLUS, INC. AND SUBSIDIARIES
         CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000 (UNAUDITED)



                                                   (Unaudited)      (Unaudited)
                                                    March 31,        March 31,
                                                      2001             2000
                                                  ------------     ------------

Net Sales                                         $     67,306     $    191,476

Cost of Sales                                           28,466           66,495
                                                  ------------     ------------

Gross Profit                                            38,840          124,981
                                                  ------------     ------------

Expenses:
     Selling, general and administrative               438,833          432,617
     Research and development                            4,074           52,447
                                                  ------------     ------------

Total Expenses                                         442,907          485,064
                                                  ------------     ------------

Loss Before Other Income (Expenses)                   (404,067)        (360,083)
                                                  ------------     ------------

Other Income (Expenses)
     Interest income                                        89            9,723
     Gain on foreign currency transaction               (3,199)            --
     Interest expense                                  (63,736)         (46,658)
     Miscellaneous income                              317,662             --
                                                  ------------     ------------
     Total Other Income (Expenses)                     250,816          (36,935)
                                                  ------------     ------------
     Net Loss                                         (153,251)        (397,018)


Other Items Of Comprehensive Income                     25,414               89

Comprehensive Net Loss                            $   (127,837)    $   (396,929)
                                                  ============     ============

Basic Earnings Per Share:
     Net Loss                                     $       (.01)    $       (.02)
                                                  ============     ============

Weighted Average Number of Shares
     Outstanding                                    18,028,554       17,785,559
                                                  ============     ============


          See accompanying notes to consolidated financial statements.



                                ACCIDENT PREVENTION PLUS, INC. AND SUBSIDIARIES
                              CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIENCY
                             FOR THE THREE MONTHS ENDED MARCH 31, 2001 (UNAUDITED)



                                                                            Accumulated
                                        Common Stock           Additional      Other                        Total
                                --------------------------      Paid-in     Comprehensive  Accumulated  Stockholders'
                                  Shares          Amount        Capital     Income (Loss)    Deficit     Deficiency
                                -----------    -----------    -----------   ------------  -----------    -----------
Balances at December 31, 2000    17,988,238         17,988      1,154,418         5,675    (5,838,226)    (4,660,145)

Issuance of common stock for
   convertible notes                 55,923             56         81,032                                     81,088

Common stock issuance costs                                        (2,025)                                    (2,025)

Foreign currency translation
   Adjustment                                                                    25,414                       25,414

Net loss for the three months
  ended March 31, 2001                 --             --             --            --        (153,251)      (153,251)
                                -----------    -----------    -----------   -----------   -----------    -----------

Balances at March 31, 2001       18,044,161    $    18,044    $ 1,233,425   $    31,089   $(5,991,447)   $(4,708,919)
                                ===========    ===========    ===========   ===========   ===========    ===========




                         See accompanying notes to consolidated financial statements.



                         ACCIDENT PREVENTION PLUS, INC. AND SUBSIDIARIES
                              CONSOLIDATED STATEMENTS OF CASH FLOWS
                  FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000 (UNAUDITED)


                                                                          (Unaudited)  (Unaudited)
                                                                           March 31,    March 31,
                                                                              2001         2000
                                                                           ---------    ---------
Operating activities
     Net loss                                                              $(153,251)   $(397,018)
     Adjustments to reconcile net loss to net cash provided by (used in)
        operating activities:
          Depreciation & amortization                                         13,253        4,123
     Decrease (increase) in:
          Inventory                                                          (11,057)     (35,004)
          Accounts receivable                                                 11,157         (397)
          Prepaid expenses & other current assets                              4,087      (43,670)
          Other assets                                                        16,332       14,699
     (Decrease) increase in:
          Accounts payable and accrued expenses                              163,866      221,540
          Other current liabilities                                            9,969       19,565
                                                                           ---------    ---------
     Net cash provided by (used in) operating activities                      54,356     (216,162)
                                                                           ---------    ---------

Investing activities
     Purchase of property and equipment                                         --        (22,732)
                                                                           ---------    ---------
     Net cash used in investing activities                                      --        (22,732)
                                                                           ---------    ---------

Financing activities
     Proceeds from notes & loans payable                                     207,715       61,232
     Repayments of notes & loans payable                                    (283,981)      (4,524)
     Proceeds from the issuance of convertible
        note payable                                                            --        232,000
     Expenditures for sale of common stock                                    (2,025)        --
     Repayment of notes & loans payable - related parties                       (547)     (46,812)
     Advances to affiliate                                                      --         (6,857)
                                                                           ---------    ---------
     Net cash (used in) provided by financing
       activities                                                            (78,838)     235,039
                                                                           ---------    ---------
Effect of exchange rate on cash                                               25,414           89

Net increase (decrease) in cash                                                  932       (3,766)

Cash at beginning of year                                                        590       23,746
                                                                           ---------    ---------

Cash at end of year                                                        $   1,522    $  19,980
                                                                           =========    =========


                   See accompanying notes to consolidated financial statements.

                                                F-6

                ACCIDENT PREVENTION PLUS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
         FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000 (UNAUDITED)



                                                         (Unaudited) (Unaudited)
                                                           March 31,  March 31,
                                                             2001        2000
                                                           ---------  ---------
Supplemental disclosure of non-cash flow information:
    Cash paid during the year for:
         Interest                                           $24,511    $23,918
                                                            =======    =======
Schedule of non-cash investing activities:
    Issuance of 55,923 shares of common stock in
      Connection with conversion of notes payable           $81,088    $  --
                                                            =======    =======











          See accompanying notes to consolidated financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

     As of the date of this Quarterly Report, the Company derives its revenues principally from the marketing and sale of onboard recording systems, called the AP+Series products, and other related products to customers generally in the fleet management and driver training industries. Additional revenues may be generated by the Company through the implementation of maintenance contracts related to the AP+Series products and its subsidiaries.

     During fiscal year ended December 31, 2000, sales of the AP+Series products to the Company's customers accounted for approximately 97% of total revenues. International Purchasing Services, Inc., a New York corporation and the Company's wholly-owned subsidiary, accounted for approximately 3% of total revenues. Accident Prevention Plus (UK) Limited, a corporation organized under the laws of the United Kingdom and the Company's wholly-owned subsidiary, accounted for approximately 50% total revenues. For fiscal year ended December 31, 2000, the Company had three unrelated customers which accounted for approximately 62% of the total revenues: (i)VIG-PFT (10%), (ii) AFT-IFTM (21%), and (iii) American Trucking Association (31%). Although the Company intends to expand its marketing of the AP+Series and related products in non-transportation industries, such as the medical fields, management of the Company believes that sales of the AP+Series and related products to its customers in the fleet management and driver training industries will continue to be an important line of business for the Company for the next several years.

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

RESULTS OF OPERATIONS

Three-Month Period Ended March 31, 2001 Compared with Three-Month Period Ended March 31, 2000

     The Company's net losses during the three-month period ended March 31, 2001 were approximately $153,251 compared to a net loss of approximately $397,018 (a decrease of $191,476 or 39%) during the three-month period ended March 31, 2000.

     Net sales during the three-month periods ended March 31, 2001 and 2000 were $67,306 and $191,476 respectively. Net sales decreased by approximately $124,170 or 184% for the three-month period ended March 31, 2001 as compared to the three-month period ended March 31, 2000. Gross profit during the three-month periods ended March 31, 2001 and 2000 amounted to $38,840 and $124,981, respectively, or a net decrease of $86,141. Gross profit percentages for the three-month periods ended March 31, 2001 and 2000 were 57% and 65%, respectively, or a net decrease of approximately 8%.

     The decrease in gross profit is attributable primarily to reduced net sales volume, and higher component costs.

     Selling, general and administrative expenses for the three-month periods ended March 31, 2001 and 2000 were $438,833 and $432,617 respectively (a decrease of $6,216 or 1.4%). The decrease in selling, general and administrative expenses for the three-month period ended March 31, 2001 were primarily due to the Company reduction in research and development costs.

     Officers sign on compensation through the issuance of common stock, and consulting/professional fees, which amounted to approximately $379,155, $362,500 and $348,742, respectively. Selling, general and administrative expenses include corporate overhead, administrative salaries, shipping and warehousing costs, selling expenses, consulting costs, and professional fees.

     Research and development expenses for the three-month period ended March 31, 2001 were $4,074 as compared to $52,447 for the three-month period ended March 31, 2000 (a decrease of $48,373 or 1187%). The reduction in research and development expenses is primarily due to the Company's focus on the marketing and sale of its AP+Series products and related products. Management believes that as the Company's cash flow increases, additional funds will be expended on further research and development relating to new products.

     Interest expense increased to ($63,736) during the three-month period ended March 31, 2001 compared to interest expense of ($46,658) during the three-month period ended March 31, 2000 (an increase of ($17,078)or 27%). The increase is primarily attributable to interest relating to the convertible notes payable.

     As discussed above, the decrease in net loss during the three-month period ended March 31, 2001 as compared to the three-month period ended March 31, 2000 is attributable primarily to a decrease in research and development expenses. The Company's net earnings (losses) during the three-month period ended March 31, 2001 were approximately ($153,251) or ($.01) per common share compared to a net loss of approximately ($397,018) or ($0.02) per common share (a decrease of $243,767 or 159%) during the three-month period ended March 31, 2000. The weighted average number of common shares outstanding were 18,028,554 for the three-month period ended March 31, 2001 compared to 17,785,559 for the three-month period ended March 31, 2000.

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

     As of March 31, 2001, the Company's current assets were $233,282 and its current liabilities were $4,863,848, which resulted in a working capital deficit of $4,630,566. As of March 31, 2001, the Company's total liabilities were $4,863,848, and the Company's total liabilities exceeded its total assets by $4,527,730. The Company's stockholders' deficit increased from $4,660,145 at March 31, 2000, to $4,708,919 at March 31, 2001.

     As of March 31, 2001, the Company was not in compliance with terms of Certain loans due to financial institutions requiring a majority of the loans to be reflected as current liabilities. To date the financial institutions have not taken any actions and are in the process of restructuring and or waiving the default of the loans. See "Part II. Item 3. Defaults Upon Senior Securities". Also, included in the current liabilities are convertible notes payable of $967,000 (due to the Company's non-compliance with monthly interest payment terms), Convertible notes payable to officer of $250,000, accounts payable of $1,151,435, notes and loans payable of $902,281, notes and loans payable to shareholders of $215,724, $994,636 of accrued expenses (of which $808,423 is accrued officers salaries), $142,792 of customers deposits, $162,220 of payroll taxes, $21,056 of other taxes, and current portion of capital lease of $7,127. Long-term liabilities include capital lease of $11,077, notes payable $38,500. The Company's assets consisted primarily of cash of $1,522, $65,287 in accounts receivable, $73,005 in inventory, $93,468 in prepaid expenses, and $73,734 of other assets and fixed assets (net)of $29,102.

     For the three-months ended March 31, 2001, the net cash used for operating activities was $54,356 compared to net cash used for operating expenses of $216,162 for the three-months ended March 31, 2000 (a decrease of $161,806 or 298%). As discussed above, the decrease was primarily comprised of (i) a net loss of $153,251 for the three-month period ending March 31, 2001 compared to a net loss of $397,018 for the three-month period ended March 31, 2000 (an decrease of $243,767 or 159%), and (ii) an increase of accounts payable and accrued expenses to $163,866 for the three-month period ending March 31, 2001 compared to $221,540 for the three-month period ended March 31, 2000 (an increase of $57,674 or 35%).

     The Company had no capital expenditures for the three-month period ended March 31, 2001 compared to $22,732 for the three-month period ended March 31, 2000, all of which relate to the purchase of equipment.

     The Company increased its net cash from financing activities for the three-months ended March 31, 2001 to $78,838 compared to $235,039 for the three-month period ended March 31, 2000 (a decrease of $156,201 or 198%). The major component primarily consisted of proceeds from loans and notes payable of of $207,715 for the three-month period ended March 31, 2001 compared to $61,232 for the three-month period ended March 31, 2000.

MATERIAL COMMITMENTS

     In connection with the research and development expenses and other overhead costs incurred during fiscal year 2001, the Company has borrowed funds and entered into various contractual arrangements representing certain of the following material commitments.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

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

     As of the date of this Quarterly Report, with the exception of (c) above pertaining to the monthly payments of $5,000 for April and May 2001, the Company has complied with all of the provisions of the settlement agreement. The Company has complied with (d) above by paying HSBC $250,000 from the proceeds of $320,000 received by the Company from AOC.

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

     On approximately April 3, 2001, North Shore Hospital initiated legal proceedings against the Company in the Supreme Court of the State of New York, in and for the County of Nassau (the "North Shore Lawsuit"). In the North Shore Lawsuit, North Shore Hospital alleges breach of contract relating to a purchase order under which the Company was to install a monitoring system on North Shore Hospital's fleet of ambulances. The Company disputes these allegations and intends to interpose counter-claims alleging breach of contract and tortuous interference of contractual rights. The Company has suspended performance of its duties under the agreement with North Shore Hospital.

     As of the date of this Quarterly Report, the Company anticipates filing its answer and counterclaim by approximately May 31, 2001. Management anticipates that the parties will engage in discovery and document production. The Company believes it has meritorious counter-claims and intends to aggressively pursue all such legal actions and available remedies.

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

     As of the date of this Quarterly Report, AOC has paid the Company approximately $320,000, and management of the Company believes that AOC has breached its contractual obligations under the agreement. Therefore, on approximately April 25, 2001, legal counsel for the Company notified AOC that it was not in compliance with the minimum funding requirements pursuant to the terms of the agreement. Management believes that such breaches by AOC could result in possible legal remedies being sought by the Company. Management of the Company may, if deemed necessary, consider and pursue any and all available legal remedies and related causes of action against AOC.

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

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     During the three-month period ended March 31, 2001, the Company issued the following shares of Common Stock:

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

     No report.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No report required.

ITEM 5. OTHER INFORMATION

     No report required.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits.

     (b)  Reports on Form 8-K:

          Filed on April 20, 2001
          Filed on April 16, 2001
          Filed on March 2, 2001
          Filed on January 4, 2001

ITEM 7. These Financial Statements have not been reviewed by the Company's Independent Public Accountants, in accordance with statement of accounting standards #71. The Company's independent public accountants have not conducted their customary review procedures regarding quarterly financial statements included herein for the three-month period ended March 31, 2001. Moreover, certain figures contained in the financial statements are based upon estimates of certain figures from the Company's wholly-owned subsidiaries.




SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized

                                          ACCIDENT PREVENTION PLUS, INC.

Dated: May 25, 2001                       By: /s/ Steven Wahrman
                                          ----------------------
                                          Steven Wahrman, President