Form 10QSB
period 2001-06-30
ACCIDENT PREVENTION PLUS INC
filed 2001-08-21
CIK 1084702

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 2001

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Class                                        Outstanding as of August 17, 2001
-----------------------------                -----------------------------------
Common Stock, $.001 par value                18,978,007

Transitional Small Business Disclosure Format (check one)

                          Yes            No     X

                         Accident Prevention Plus, Inc.

                                      INDEX

                                                                       Page
                                                                         ----

PART I.   FINANCIAL INFORMATION                                          F-1

     Item 1. Financial Statements                                     F-1 - F-19

     Item 2. Management's Discussion and Analysis of
               Financial Condition and Results of Operations              3

PART II.  OTHER INFORMATION                                              11

     Item 1. Legal Proceedings                                           11

     Item 2. Changes in Securities and Use of Proceeds                   13

     Item 3. Defaults Upon Senior Securities                             14

     Item 4. Submission of Matters to a Vote of Security Holders         14

     Item 5. Other Information                                           14

     Item 6. Exhibits and Reports on Form 8-K                            14

SIGNATURES                                                               15

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

     These consolidated financial statements have not been reviewed by the Company's Independent Public Accountants, in accordance with statement of accounting standards #71. The Company's independent public accountants have not conducted their customary review procedures regarding quarterly financial statements included herein for the six-month period ended June 30, 2001. Moreover, certain figures contained in the financial statements are based upon estimates of the European operations from the Company's wholly-owned subsidiaries. Actual results may significantly change the presentation.


                 ACCIDENT PREVENTION PLUS, INC. AND SUBSIDIARIES
                        CONSOLIDATED FINANCIAL STATEMENTS
            FOR THE SIX MONTH PERIOD ENDED JUNE 30, 2001 AND 2000
                                   (UNAUDITED)


                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                        Page
                                                                       Number
                                                                       ------

Consolidated Balance Sheets at June 30, 2001 (unaudited)
    and December 31, 2000                                                F-2

Consolidated Statements of Operations for the six months and
     three months ended June 30, 2001 and 2000 (unaudited)               F-3

Consolidated Statement of Stockholders' Deficiency for the six
     months ended June 30, 2001 (unaudited)                              F-4

Consolidated Statements of Cash Flows for the six months
     ended June 30, 2001 and 2000 (unaudited)                         F-5 to F-6

Notes to Consolidated Financial Statements                            F-7 to F-



                               ACCIDENT PREVENTION PLUS, INC. AND SUBSIDIARIES
                                         CONSOLIDATED BALANCE SHEETS
                             AT JUNE 30, 2001 (UNAUDITED) AND DECEMBER 31, 2000

                                                   ASSETS
                                                   ------

                                                                                (Unaudited)
                                                                                  June 30,     December 31,
                                                                                   2001           2000
                                                                                -----------    -----------
Current Assets:
     Cash                                                                       $      --      $       590
     Accounts receivable, net of allowance for doubtful accounts of $60,503           8,839         76,444
     Inventory                                                                       64,397         61,948
     Prepaid expenses and other current assets                                       88,566         42,288
                                                                                -----------    -----------
         Total Current Assets                                                       161,802        181,270
                                                                                -----------    -----------

Property and Equipment, Net                                                          25,288         33,414
                                                                                -----------    -----------

Other Assets:
     Other assets                                                                    62,542         90,066
                                                                                -----------    -----------
             Total Other Assets                                                      62,542         90,066
                                                                                -----------    -----------

           Total Assets                                                         $   249,632    $   304,750
                                                                                ===========    ===========


                                  LIABILITIES AND STOCKHOLDERS' DEFICIENCY
                                  ----------------------------------------

Current Liabilities:
     Notes and loans payable                                                    $   954,578    $   971,733
     Notes and loans payable - related parties                                      219,017        216,271
     Convertible notes payable                                                      180,000      1,043,400
     Convertible notes payable - related parties                                    250,000        250,000
     Accounts payable                                                             1,111,906      1,090,974
     Accrued expenses                                                             1,260,618        886,978
     Other current liabilities                                                      340,436        267,959
                                                                                -----------    -----------
          Total Current Liabilities                                               4,316,555      4,727,315
                                                                                -----------    -----------

Long Term Liabilities:
     Notes and loans payable, net of current portion                                   --           45,314
     Other liabilities                                                                 --           11,077
                                                                                -----------    -----------
          Total Long Term Liabilities                                                  --           56,391
                                                                                -----------    -----------

Total Liabilities                                                                 4,316,555      4,783,706
                                                                                -----------    -----------

Common Stock Subject to Rescission Offer, - $.001 par value,
     124,958 shares issued and outstanding                                          181,189        181,189
                                                                                -----------    -----------

Commitments & Contingencies                                                            --             --
                                                                                -----------    -----------

Stockholders' Deficiency:
     Common stock - $.001 par value, 50,000,000 shares authorized,
     18,669,049 and 17,988,238 shares issued and outstanding                         18,669         17,988
     Additional paid-in capital                                                   2,169,990      1,154,418
     Accumulated other comprehensive income                                           5,675          5,675
     Accumulated deficit                                                         (6,512,097)    (5,838,226)
                                                                                -----------    -----------
          Total Stockholders' Deficiency                                         (4,317,763)    (4,660,145)
                                                                                -----------    -----------

               Total Liabilities and Stockholders' Deficiency                   $   249,632    $   304,750
                                                                                ===========    ===========


                                                       F-2



                              ACCIDENT PREVENTION PLUS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
                         FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2001 AND 2000
                                                (UNAUDITED)



                                                     (Unaudited)                       (Unaudited)
                                              For the three months ended        For the six months ended
                                                      June 30,                          June 30,
                                             ----------------------------    ----------------------------
                                                 2001             2000           2001            2000
                                             ------------    ------------    ------------    ------------
Net Sales                                    $     56,511    $    162,364    $    123,817    $    353,840

Cost of Sales                                      33,387          92,794          61,853         159,289
                                             ------------    ------------    ------------    ------------

Gross Profit                                       23,124          69,570          61,964         194,551
                                             ------------    ------------    ------------    ------------

Expenses:
     Selling, general and administrative          488,222         540,936         927,055         973,553
     Research and development                       2,581          12,389           6,655          64,836
                                             ------------    ------------    ------------    ------------
Total Expenses                                    490,803         553,325         933,710       1,038,389
                                             ------------    ------------    ------------    ------------
Loss Before Other Income (Expenses)
     And Provision For Income Tax                (467,679)       (483,755)       (871,746)       (843,838)
                                             ------------    ------------    ------------    ------------

Other Income (Expenses)
     Interest income                                 --             9,720            --            19,443
     Bad debt recovery                              2,734            --             2,734            --
     Loss on foreign currency transactions         (8,918)           --           (12,117)           --
     Interest expense                             (35,548)        (66,966)        (99,295)       (113,624)
     Miscellaneous (loss) income                  (11,109)           --           306,553
                                             ------------    ------------    ------------    ------------

     Total Other Income (Expenses)                (52,941)        (57,246)        197,875         (94,181)
                                             ------------    ------------    ------------    ------------

Loss Before Provision For Income Taxes           (520,620)       (541,001)       (673,871)       (938,019)
                                             ------------    ------------    ------------    ------------

Provision For Income Taxes                           --              --              --              --
                                             ------------    ------------    ------------    ------------
Net Loss                                         (520,620)       (541,001)       (673,871)       (938,019)

Other Items of Comprehensive Income                  --             4,636            --             4,725
                                             ------------    ------------    ------------    ------------

Comprehensive Net Loss                       $   (520,620)   $   (536,365)   $   (673,871)   $   (933,294)
                                             ============    ============    ============    ============

Basic Earnings Per Share:
     Net Loss                                $       (.03)   $       (.03)   $       (.04)   $       (.05)
                                             ============    ============    ============    ============

Weighted Average Number of Shares
     Outstanding                               18,298,236      17,778,196      18,270,856      17,778,196
                                             ============    ============    ============    ============


                                                    F-3



                                      ACCIDENT PREVENTION PLUS, INC. AND SUBSIDIARIES
                                     CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIENCY
                                         FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND
                                    FOR THE YEAR ENDED DECEMBER 31, 2000 AND (UNAUDITED)


                                                                                      Other
                                               Common Stock         Additional     Accumulated                    Total
                                               ------------           Paid-in     Comprehensive  Accumulated   Stockholders'
                                           Stock        Amount        Capital     Income (Loss)    Deficit      Deficiency
                                        -----------   -----------   -----------    -----------   -----------    -----------


Balances at December 31, 2000            17,988,238   $    17,988   $ 1,154,418    $     5,675   $(5,838,226)   $(4,660,145)

Issuance of common stock for
  convertible notes                         680,811           681       986,495           --            --          987,176

Contribution by shareholder to settle
  debt of Company                              --            --          31,964           --            --           31,964

Common stock issuance costs                    --            --          (2,887)          --            --           (2,887)

Foreign currency
   translation adjustment                      --            --            --             --            --             --

Net loss for the six months
  ended June 31, 2001                          --            --            --             --        (673,871)      (673,871)
                                        -----------   -----------   -----------    -----------   -----------    -----------
Balances at June 31, 2001                18,669,049   $    18,669   $ 2,169,990    $     5,675   $(6,512,097)   $(4,317,763)
                                        -----------   -----------   -----------    -----------   -----------    -----------


                                                             F-4

                 ACCIDENT PREVENTION PLUS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND 2000
                                   (UNAUDITED)


                                                              (Unaudited)
                                                        For the six months ended

                                                                June 30,
                                                         ----------------------
                                                            2001         2000
                                                         ---------    ---------
Operating activities
 Net loss                                                $(673,871)   $(938,019)
   Adjustments to reconcile net loss to net
     cash used for operating activities:
   Depreciation and amortization                            26,126        9,062

   Common stock for settlement of debt                      31,964         --
   Foreign currency translation                               --          4,725
Decrease (increase) in:
   Inventory                                                (2,449)      20,783
   Accounts receivable                                      67,605       45,435
   Prepaid expenses                                        (46,278)     (72,245)

   Other current assets                                       --         (5,992)
   Other assets                                              9,524       15,428
(Decrease) increase in:
   Accounts payable and accrued expenses                   547,229      215,012

  Other current liabilities                                121,657       25,702
                                                         ---------    ---------

Net cash used for operating activities                      81,507     (680,109)
                                                         ---------    ---------

Investing activities
   Purchase of property and equipment                         --        (29,285)
                                                         ---------    ---------

Net cash used for investing activities                        --        (29,285)
                                                         ---------    ---------

Financing activities
   Notes and loans payable - net                           (73,546)     (32,753)

   Notes and loans payable related party - net               2,746      (62,812)
   Proceeds from capital lease contributions                  --         27,216
   Repayments of capital lease payable                      (8,410)      (4,398)
   Proceeds from convertible note payable                     --        811,000
   Proceeds from common stock subject to rescission           --        (21,750)
   Costs associated with common stock                       (2,887)        --
  (Advances to) proceeds from affiliates                      --        (16,578)
                                                         ---------    ---------

  Net cash provided by financing activities                (82,097)     699,925
                                                         ---------    ---------

Net (decrease) increase in cash                               (590)      (9,469)

Cash and cash equivalents at beginning of year                 590       23,746
                                                         ---------    ---------
Cash and cash equivalents at end of year                 $    --      $  14,277
                                                         =========    =========

                 ACCIDENT PREVENTION PLUS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND 2000
                                   (UNAUDITED)



                                                              (Unaudited)
                                                       For the six months ended
                                                               June 30,
                                                         ---------------------
                                                           2001        2000
                                                         ---------   ---------
Supplemental disclosure of non-cash flow information:
 Cash paid during the year  for:
    Interest                                             $  24,511   $  49,433
                                                         =========   =========
    Income taxes                                         $    --     $    --
                                                         =========   =========

Schedule of non-cash investing activities:
  Issuance of 680,811 shares of common
  stock in connection with conversion of
  notes payable                                          $ 986,495   $    --
                                                         =========   =========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

     During fiscal year ended December 31, 2000, sales of the AP+Series products to the Company's customers accounted for approximately 97% of total revenues. International Purchasing Services, Inc., a New York corporation and the Company's wholly-owned subsidiary, accounted for approximately 3% of total revenues. Accident Prevention Plus (UK) Limited, a corporation organized under the laws of the United Kingdom and the Company's wholly-owned subsidiary, accounted for approximately 50% of total revenues. For fiscal year ended December 31, 2000, the Company had three unrelated customers which accounted for approximately 62% of the total revenues: (i) VIG-ATI (10%), (ii) AFT-IFTM (21%), and (iii) American Trucking Association (31%). Although the Company intends to expand its marketing of the AP+Series and related products in non-transportation industries, such as the medical fields, management of the Company believes that sales of the AP+Series and related products to its customers in the fleet management and driver training industries will continue to be an important line of business for the Company for the next several years.

     Intelligas (Mexico)

     On approximately April 20, 2001, the Company received a blanket purchase order for a period of one year from Intelligas, a distributor in Mexico and the wholly-owned subsidiary of Grupo Intelli, Inc. ("Intelligas"). Pursuant to the terms of the purchase order, Intelligas will purchase a total dollar value of $962,000 of the Company's products and the Company will ship such products to Intelligas on release schedules. As of the date of this Quarterly Report, the Company received as release schedule for delivery the first portion of the order but the release has been delayed pending Intelligas' customer releases from pilot orders that are underway. Based on information received from Intelligas, management believes that certain of the companies subject to delivery by the Company of its products in accordance with the release schedule are Coca Cola/Femsa, Corona beer and Cemex. Management anticipates that such shipments will commence in the fourth quarter of fiscal year 2001 and, subject to certain contingencies of performance and delivery, will represent the largest single purchase order received by the Company.

     Carnegie Mellon University/Driver Training & Safety Institute

     The Company has installed its AP+Series products on all vehicles and one AP+Series unit on a driver training simulator located at Carnegie Mellon University/Driver Training & Safety Institute in Connersville, Pennsylvania ("CM"). Management believes that such installations of the AP+Series products creates a strategic marketing edge for the Company because of the high visibility to governmental agencies, such as the U.S. Department of Transportation, the Federal Highway Administration and other universities and driver training schools.

     On September 22, 2000, the Company entered into a three-year agreement with CM in which (i) the Company granted to CM the exclusive distribution rights to market and distribute the Company's hardware, accessory items and software for occupational driver training purposes and research in North America and countries that are part of the European Economic Community; (ii) CM agreed to purchase from the Company a minimum of $20,000 of such hardware, accessory items and software products at a distribution cost; (iii) CM will refer leads to the Company for fleet management and other commercial clients and the Company will pay to CM a 10% commission based on net orders; (iv) the Company will refer leads to CM for potential clients in research and education and CM will pay to the Company a 10% commission based on net orders; and (v) the Company will organize and provide training to CM and promote research and validation performed by CM.

     As of six-month period ended June 30, 2001, CM has purchased from the Company small quantities of AP+Series products at approximately $22,000. Management believes that the Company's products have been and continue to be instrumental in the evaluation and driver training area. To the best of management's knowledge, management believes there is no other company currently manufacturing products with the required technology capable for such driver training applications. During June 2001, the Company's personnel attended the First Annual World Transportation Transatlantic Summit hosted by CM, and provided seminars to attending member countries on the use of the Company's AP+Series systems. Management believes that use of the AP+Series products on CM's vehicles and simulators will provide the AP+Series products with greater visibility for the driver training industry.

     Total Technologies, Inc.

     During July 2001, the Company entered into two separate agreements. The TotalTech agreement dated July 16, 2001 (the "TT Agreement") entered into with Total Technologies, Inc., a privately owned corporation ("TT") provides that (i) the Company will agree to sell to TT 10,000,000 shares of its restricted Common Stock for an aggregate consideration of $5,000,000; (ii) TT will agree to purchase the 10,000,000 shares of Common Stock, subject to the condition that TT receives adequate proceeds from the private sale of TT's shares of common stock; and (iii) no purchase of the Company's shares of Common Stock by TT will take place after July 31, 2001 unless prior to such date TT has completed an acquisition of not less than $500,000 of the Company's shares.

     The exchange agreement dated July 16, 2001 (the "Exchange Agreement") entered into with Quantum Group Gibraltar Ltd. ("Gibraltar"), relates to the acquisition by the Company of an approximate 30% equity interest in TT. The terms of the Exchange Agreement provide that (i) the Company will issue to TT 10,000,000 shares of its restricted Common Stock at an average price of $0.50 per share, subject to the timely purchase by TT of not less than $500,000 of the Company's shares of Common Stock by July 31, 2001; and (ii) the Company will acquire from Quantum 3,698,333 shares of the common stock of TT held of record by Quantum in exchange for the issuance by the Company to Quantum of 3,698,333 shares of the Company's restricted Common Stock.

     As of the date of this Quarterly Report, TT has not been successful in raising the necessary funds nor has it purchased the required $500,000 of the Company's shares of Common Stock in accordance with the terms of both the TT Agreement and the Exchange Agreement. Management is currently negotiating with Quantum and TT further terms and provisions to provide for an extension of the required funding date. Management anticipates that such an extension will successfully be executed among the parties relating to the TT Agreement and the Exchange Agreement within four weeks from the date of this Quarterly Report.

RESULTS OF OPERATIONS

     Six-Month Period Ended June 30, 2001 Compared with Six-Month Period Ended June 30, 2000

     The Company's net losses during the six-month period ended June 30, 2001 were approximately $673,871 compared to a net loss of approximately $938,019 (a decrease of $264,148 or 39%) during the six-month period ended June 30, 2000.

     Net sales during the six-month periods ended June 30, 2001 and 2000 were $123,817 and $353,840, respectively. Net sales decreased by approximately $230,023 or 285% for the six-month period ended June 30, 2001 as compared to the six-month period ended June 30, 2000. Gross profit during the six-month periods ended June 30, 2001 and 2000 amounted to $61,964 and $194,551, respectively, or a net decrease of $132,587. Gross profit percentages for the six-month periods ended June 30, 2001 and 2000 were 50% and 55%, respectively, or a net decrease of approximately 5%.

     The decrease in gross profit during the six-month period ended June 30, 2001 as compared with the six-month period ended June 30, 2000 is a result of reduced net sales volume and higher component costs. The Company and its subsidiaries have entered into various agreements with certain entities in order to establish distribution channels, corporate structures, contract applications in foreign and domestic countries, performance of certain pilot tests, and development of new products. Moreover, the Company has lowered its pricing to distributors in order to make the distributors more cost effective in the marketplace and as an incentive for increased sales.

     Selling, general and administrative expenses for the six-month periods ended June 30, 2001 and 2000 were $927,055 and $973,553, respectively (a decrease of $46,498 or -5%). The decrease in selling, general and administrative expenses for the six-month period ended June 30, 2001 were primarily due to the Company incurring decreased costs associated with salaries, officers sign on compensation through the issuance of common stock, and consulting/professional fees. Selling, general and administrative expenses include general corporate overhead, administrative salaries, shipping and warehousing costs, selling expenses, consulting costs and professional fees.

     Research and development expenses for the six-month period ended June 30, 2001 were $6,655 as compared to $64,836 for the six-month period ended June 30, 2000 (a decrease of $58,181 or 974%). The substantial reduction in research and development expenses is primarily due to the Company's focus on the marketing and sale of its AP+Series products and related products. Management believes that as the Company's cash flow increases, additional funds will be expended on further research and development relating to new products.

     Interest expense decreased to $99,295 during the six-month period ended June 30, 2001 compared to interest expense of $113,624 during the six-month period ended June 30, 2000 (an decrease of $14,329 or 14%). The decrease is primarily attributable to the decreased accrual of interest relating to convertible notes payable.

     The decrease in net loss during the six-month period ended June 30, 2001 as compared to the six-month period ended June 30, 2000, however, is attributable primarily to the realization of $306,553 in miscellaneous income which consisted of a first installment payment by American Overseas Corp.

     As discussed above, the decrease in net loss during the six-month period ended June 30, 2001 as compared to the six-month period ended June 30, 2000 is attributable primarily to the realization of other income and the decrease in research and development and interest expenses. The Company's net losses during the six-month period ended June 30, 2001 were approximately ($673,871) or ($0.4) per common share compared to a net loss of approximately ($938,019) or ($0.05) per common share during the six-month period ended June 30, 2000 (a decrease of $264,148 or 39%). The weighted average number of common shares outstanding were 18,270,856 for the six-month period ended June 30, 2001 compared to 17,778,196 for the six-month period ended June 30, 2000.

     Three-Month Period Ended June 30, 2001 Compared With Three-Month Period Ended June 30, 2001

     The Company's net losses during the three-month period ended June 30, 2001 were approximately $520,620 compared to a net loss of approximately $541,001 (a decrease of $20,381 or 4%) during the three-month period ended June 30, 2000.

     Net sales during the three-month periods ended June 30, 2001 and 2000 were $56,511 and $162,364, respectively. Net sales decreased by approximately $105,853 or 287% for the three-month period ended June 30, 2001 as compared to the three-month period ended June 30, 2000. Gross profit during the three-month periods ended June 30, 2001 and 2000 amounted to $23,124 and $69,570, respectively, or a net decrease of $46,446. Gross profit percentages for the three-month periods ended June 30, 2001 and 2000 were 41% and 43%, respectively, or a net decrease of approximately 2%.

     Selling, general and administrative expenses for the three-month periods ended June 30, 2001 and 2000 were $488,222 and $540,936, respectively (a decrease of $52,714 or 11%). The decrease in selling, general and administrative expenses for the three-month period ended June 30, 2001 were primarily due to the Company incurring increased costs associated with salaries, officers sign on compensation through the issuance of common stock, and consulting/professional fees.

     Research and development expenses for the three-month period ended June 30, 2001 were $2,581 as compared to $12,389 for the three-month period ended June 30, 2000 (a decrease of $9,808 or 480%). The reduction in research and development expenses is primarily due to the Company's focus on the marketing and sale of its AP+Series products and related products.

     Interest expense decreased to $35,548 during the three-month period ended June 30, 2001 compared to interest expense of $66,966 during the three-month period ended June 30, 2000 (a decrease of $31,418 or 188%). The decrease is primarily attributable to the decrease of accrued interest relating to convertible notes payable.

     The decrease in net loss during the three-month period ended June 30, 2001 as compared to the three-month period ended June 30, 2000 is attributable primarily to a decrease in selling, general and administrative expenses and interest expense. The Company's net losses during the three-month period ended June 30, 2001 were approximately ($520,620) or ($0.03) per common share compared to a net loss of approximately ($541,001) or ($0.03) per common share (an increase of $20,381 or 4%) during the three-month period ended June 30, 2000. The weighted average number of common shares outstanding were 18,298,236 the three-month period ended June 30, 2001 compared to 17,778,196 for the three-month period ended June 30, 2000.

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

     As of June 30, 2001, the Company's current assets were $161,802 and its current liabilities were $4,316,555, which resulted in a working capital deficit of $4,154,753. As of June 30, 2001, the Company's total assets were $249,632 and its total liabilities were $4,316,555. As of June 30, 2001, the Company's total liabilities exceeded its total assets by $4,066,923. The Company's stockholders' deficit decreased from ($4,660,145) at December 31, 2000 to ($4,317,763) at June 30, 2001.

     As of June 30, 2001, the Company was not in compliance with terms of certain loans due to financial institutions requiring a majority of the loans to be reflected as current liabilities. To date the financial institutions have not taken any actions and are in the process of restructuring and or waiving the default of the loans. See "Part II. Item 3. Defaults Upon Senior Securities". Also, included in the current liabilities are convertible notes payable of $430,000 (due to the Company's non-compliance with monthly interest payment terms), notes and loans payable of $1,173,595, accounts payable of $1,111,906 and $1,260,618 of accrued expense. The Company's current assets consisted primarily of $8,839 in accounts receivable, $64,397 in inventory and $88,566 in prepaid expenses.

     For the six-months ended June 30, 2001, the net cash provided by operating activities was $81,507 compared to net cash used for operating activities of $680,109 for the six-months ended June 30, 2000 (an decrease of $598,602). As discussed above, the decrease was primarily comprised of (i) a net loss of $673,871 for the six-month period ended June 30, 2001 compared to a net loss of $938,019 for the six-month period ended June 30, 2000 (a decrease of $264,148 or -39%), and (ii) $31,964 of common stock issued for settlement of debt for the six-month period ended June 30, 2001 compared to $-0- for the six-month period ended June 30, 2000.

     The Company decreased its capital expenditures from $29,285 for the six-month period ended June 30, 2000 compared to $-0- for the six-month period ended June 30, 2001, all of which relate to the purchase of equipment.

     The Company decreased its net cash from financing activities for the six-months ended June 30, 2001 to $82,097 compared to $699,925 for the six-month period ended June 30, 2000 (a decrease of $782,022). The major components primarily consisted of proceeds from issuance of convertible notes payable of $811,000 for the six-month period ended June 30, 2000 compared to $-0- for the six-month period ended June 30, 2001.

MATERIAL COMMITMENTS

     In connection with the research and development expenses and other overhead costs incurred during fiscal year 2001, the Company has borrowed funds and entered into various contractual arrangements representing certain of the following material commitments.

     Bank of Smithtown

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

     As of June 30, 2001, the principal balance on the newly issued $500,000 note, the newly issued $60,620 note and the original $100,000 note are $445,893, $43,828 and $24,509, respectively. Although the Company has complied with its payment obligations through December 31, 2000, as of the date of this Quarterly Report, the Company is not in compliance with its monthly payment schedule. Pending payment of $28,000 by the Company to Bank of Smithtown, management believes that it will be successful in re-negotiating the terms and conditions of the settlement agreement with Bank of Smithtown in order to reduce its monthly payments. Management anticipates that once the $28,000 payment has been made, the renegotiated monthly payments will be reduced by approximately $7,500 per month (approximately 50%). As of the date of this Quarterly Report, Bank of Smithtown has not initiated any legal action against the Company.

     HSBC Bank USA

     A significant and estimated commitment for the Company for fiscal year 2001 is the amounts due and owing to HSBC Bank USA (formerly Marine Midland Bank) pursuant to a one-year promissory note dated September 17, 1996. The terms of the promissory note require the Company to make payments of interest only at prime plus 2% per annum, with the principal amount of $470,715 due on demand. Such promissory note is approximately 90% guaranteed by the Small Business Administration. On November 3, 2000, HSBC, the Company and Messrs. Goodhardt and Wahrman entered into a settlement agreement providing for payments of certain amounts.

     As of the date of this Quarterly Report, the balance due and owing HSBC is approximately $104,000, including principal and interest. On approximately August 9, 2001, HSBC, the Company, Steve Wahrman and Richard Goodhart entered into a ratification and forbearance agreement (the "Ratification Agreement"), which evidenced new repayment terms of the amount due and owing previously negotiated by the Company and HSBC. At the time of execution of the Ratification Agreement, the Company paid $1,000 to HSBC. The terms of the Ratification Agreement further require the Company to pay the balance due and owing in three monthly equal installments as follows: (i) approximately $31,000 by or on August 23, 2001; (ii) approximately $36,000 by or on September 23, 2001; and (iii) approximately $36,000 by or on October 23, 2001. See "Item 3. Legal Proceedings."

     Payroll Taxes

     As of June 30, 2001, the Company owes approximately $145,000 for payroll taxes and related estimated penalties and interest. The Internal Revenue Service and the Employment Commission of the State of New York have filed liens against the Company, respectively. Such taxing authorities have the power to generally seize the assets of the Company to pay off such amounts due and owing.

     As of the date of this Quarterly Report, the Company is engaged in negotiations with and has offered a compromise to the Internal Revenue Service to reduce the Company's liability to $43,000. The Company has not entered into any formal contractual arrangements with the State of New York for repayment of such taxes, penalties and interest. Management intends to continue making payments as funds are available until such arrangements are consummated.

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

     Bristol Consulting Ltd.

     The Company entered into a consulting agreement dated July 30, 1998 with Bristol Consulting Ltd ("Bristol"), pursuant to which the Company is obligated to pay Bristol a monthly fee of $10,000 for the duration of the agreement, which terminates July 30, 2003. As of June 30, 2001, the Company has accrued a total of $197,900 of payments to Bristol and, during the six-month period ended June 30, 2001, paid $8,728 to Bristol for services rendered.

     Management of the Company anticipates that its ability to raise additional capital from private investors through the sale of debt or equity instruments, and the ability of the Company to generate future revenues from the sale of its AP+Series products and related products, will provide the necessary funds to the Company for payment of such expenses associated with its material commitments for fiscal year 2001.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     HSBC Bank USA

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

     On November 3, 2000, HSBC, the Company and Messrs. Goodhart and Wahrman entered into a settlement agreement in which the Company and Messrs. Goodhart and Wahrman (i) confessed judgment for the amounts due and owing HSBC, (ii) agreed to provide the personal guarantees of Messrs. Goodhart and Wahrman and to secure the note with all of the assets of the Company, and (iii) agreed to make the following payments: (a) upon execution of the settlement agreement, initial payments of $18,960 (representing accrued and unpaid interest and late charges) and $100,000 (representing principal to reduce outstanding balance), (b) commencing on December 1, 2000 and continuing until August 20, 2001, $5,000 monthly, (c) on or before January 15, 2001, $250,000 to reduce the outstanding principal balance, and (d) on or before August 20, 2001, the outstanding balance of total indebtedness. The terms of the settlement agreement further provided that HSBC (i) agrees to a stipulation of discontinuance (to withdraw its pending suit without prejudice to the re-commencement of same upon a default under the settlement agreement, (ii) agrees to forbear from commencing any other action or proceeding against the Company and Messrs. Goodhart and Wahrman with respect to the indebtedness of the Company until August 20, 2001, (iii) agrees to forbear from entering judgment against the Company and Messrs. Goodhart and Wahrman until August 20, 2001, and (iv) retains the right to commence an action against the Company and Messrs. Goodhart and Wahrman in the event the Company defaults under the terms of the settlement agreement.

     Failure of the Company to pay such sums due under the terms of the settlement agreement of perform any of the other contractual obligations would constitute an event of default and the full amount of indebtedness, less any payments made, would become immediately due and payable without further notice or demand from HSBC. Such an event of default would also entitle HSBC to seek judgments against the Company and Messrs. Goodhart and Wahrman pursuant to the confessions of judgment.

     As of June 30, 2001, the balance due and owing HSBC is $104,000. On approximately August 9, 2001, the Company and HSBC renegotiated the payment terms of the balance due and owing, and HSBC, the Company, Steve Wahrman and Richard Goodhart entered into a ratification and forbearance agreement (the "Ratification Agreement"). At the time of execution of the Ratification Agreement, the Company paid $1,000 to HSBC. The terms of the Ratification Agreement require the Company to pay the balance due and owing in three monthly equal installments as follows: (i) approximately $31,000 by or on August 23, 2001; (ii) approximately $36,000 by or on September 23, 2001; and (iii) approximately $36,000 by or on October 23, 2001. The forbearance provisions as described above remain in effect.

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

     On approximately May 29, 2001, the Company filed its answer and counter-claim in which it disputes these allegations and asserted counter-claims alleging breach of contract and tortuous interference of contractual rights. Management anticipates that the parties will engage in discovery and document production. The Company believes it has meritorious counter-claims and intends to aggressively pursue all such legal actions and available remedies. The Company has also suspended performance of its duties under the agreement with North Shore Hospital.

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

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     During the six-month period ended June 30, 2001, the Company issued the following shares of Common Stock:

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

     (ii) On June 22, 2001, the Company entered into a settlement agreement with Descap Financial Services ("DFS") pursuant to which the Company agreed to settle a debt in the approximate amount of $103,400 due and owing to DFS which included consulting fees, back rent for office space and funding assistance. Pursuant to the terms of the settlement agreement, the Company agreed to issue an aggregate of 220,000 shares of its restricted Common Stock to DFS at $0.47 per share as settlement of the aggregate debt due and owing to DFS; and (ii) DFS agreed to accept the issuance of the 220,000 shares as settlement for such debt. The Company issued the shares to DFS in reliance upon the exemption from registration provided by Section 4(2) and Regulation D, Rule 506, of the Securities Act. DFS represented to the Company that it acquired the shares for its own account, and not with a view to distribution, and that the Company made available to it all material information concerning the Company.

     (iii) On June 22, 2001, the Company issued 55,000 shares of its restricted Common Stock at $0.47 per share to a holder of a promissory note in the amount of $25,000 in settlement for payment of the aggregate amount of principal and interest due and owing. During October 2000, the Company had entered into such promissory note, which provided for a two-year term and interest at the rate of 7% per annum. The creditor agreed to accept issuance of the 55,000 shares of Common Stock at $0.47 per share in settlement of an aggregate debt in the amount of $25,850 due and owing, inclusive of principal and accrued interest. The Company issued the shares to the creditor in reliance upon the exemption from registration provided by Section 4(2) and Regulation D, Rule 506, of the Securities Act. The creditor represented to the Company that he acquired the shares for his own account, and not with a view to distribution, and that the Company made available to him all material information concerning the Company.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     No report.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No report required.

ITEM 5. OTHER INFORMATION

     No report required.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits.

    10.22 Ratification and Forbearance Agreement dated August 9, 2001 among HSBC Bank USA (formerly known as Marine Midland Bank), Accident Prevention Plus, Inc., Steve Wahrman, and Richard Goodhart.

(b) Reports on Form 8-K:

          Filed on April 20, 2001
          Filed on April 16, 2001
          Filed on March 2, 2001
          Filed on January 4, 2001

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized

                                          ACCIDENT PREVENTION PLUS, INC.

Dated: August 19, 2001                By: /s/ Steven Wahrman
------------------------                  --------------------------------------
                                              Steven Wahrman, President