Form 10QSB/A
period 2001-06-30
ACCIDENT PREVENTION PLUS INC
filed 2001-09-17
CIK 1084702

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                             AMENDMENT NO. 1 TO THE
                                   FORM 10-QSB

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:


Class                                       Outstanding as of September 17, 2001
-----------------------------               ------------------------------------
Common Stock, $.001 par value                18,978,007


Transitional Small Business Disclosure Format (check one)

                          Yes [ ]         No     [X]

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

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                 ACCIDENT PREVENTION PLUS, INC. AND SUBSIDIARIES
                        CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                          Page
                                                                         Number
                                                                         ------

Consolidated Balance Sheet at June 30, 2001 (unaudited)                   F-2


Consolidated Statements of Operations an Comprehensive Operations
   for the three months and six months ended June 30, 2001 and 2000
   (unaudited)                                                            F-3


Consolidated Statements of Stockholders' Deficiency for the six
   months ended June 30, 2001 (unaudited)                                 F-4

Consolidated Statements of Cash Flows for the six months
   ended June 30, 2001 and 2000                                       F-5 to F-6


Notes to Consolidated Financial Statements                           F-7 to F-22


                                ACCIDENT PREVENTION PLUS, INC. AND SUBSIDIARIES
                                          CONSOLIDATED BALANCE SHEET
                                                 JUNE 30, 2001
                                                  (UNAUDITED)

                                                    ASSETS
                                                    ------

Current Assets:
     Cash                                                                                  $      --
     Accounts receivable, net of allowance for doubtful accounts of $60,503                      8,839
     Inventory                                                                                  64,397
     Prepaid expenses and other current assets                                                  88,566
                                                                                           ------------
          Total Current Assets                                                                 161,802
                                                                                           ------------

Property and Equipment, Net                                                                     25,288
                                                                                           ------------

Other assets                                                                                    62,542
                                                                                           ------------

           Total Assets                                                                    $   249,632
                                                                                           ============

                               LIABILITIES AND STOCKHOLDERS' DEFICIENCY
                               -----------------------------------------

Current Liabilities:
    Notes and loans payable                                                                $   985,674
    Notes and loans payable - related parties                                                  505,888
    Convertible notes payable                                                                  180,000
    Convertible notes payable - related parties                                                250,000
    Accounts payable                                                                         1,036,972
    Accrued expenses and other current liabilities                                           1,395,675
                                                                                           ------------
           Total Current Liabilities                                                         4,354,209
                                                                                           ------------
Common Stock Subject to Rescission Offer, - $.001 par value,
     124,958 shares issued and outstanding                                                     181,189
                                                                                           ------------

Commitments & Contingencies (Notes 1 - 13)

Stockholders' Deficiency:
     Common stock - $.001 par value, 50,000,000 shares authorized,
       18,844,049 and 17,988,238 shares issued and outstanding                                  18,844
     Additional paid-in capital                                                              2,311,564
     Accumulated other comprehensive income                                                      5,675
     Accumulated deficit                                                                    (6,621,849)
                                                                                           ------------
           Total Stockholders' Deficiency                                                   (4,285,766)
                                                                                           ------------

           Total Liabilities and Stockholders' Deficiency                                  $   249,632
                                                                                           ============


        The accompanying notes and independent auditors' report should be read in conjunction with the consolidated financial statements.


                 ACCIDENT PREVENTION PLUS, INC. AND SUBSIDIARIES
       CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE OPERATIONS
                                   (UNAUDITED)


                                                  For the three months          For the six months
                                                     ended June 30,               ended June 30,
                                                 -------------------------  ---------------------------
                                                    2001          2000          2001           2000
                                                 -----------  ------------  ------------   ------------
Net Sales                                        $   56,511   $   162,364   $   123,817    $   353,840

Cost of Sales                                        33,387        92,794        61,853        159,289
                                                 -----------  ------------  ------------   ------------
Gross Profit                                         23,124        69,570        61,964        194,551
                                                 -----------  ------------  ------------   ------------
Expenses:
     Selling, general and administrative            597,973       540,936     1,036,807        973,553
     Research and development                         2,581        12,389         6,655         64,836
                                                 -----------  ------------  ------------   ------------
Total Expenses                                      600,554       553,325     1,043,462      1,038,389
                                                 -----------  ------------  ------------   ------------

Loss Before Other Income (Expenses)
     And Provision For Income Tax                  (577,430)     (483,755)     (981,498)      (843,838)
                                                 -----------  ------------  ------------   ------------
Other Income (Expenses):
     Interest income                                   --           9,720          --           19,443
     Bad debt recovery                                2,734          --           2,734           --
     Loss on foreign currency transactions           (8,918)         --         (12,117)          --
     Interest expense                               (35,648)      (66,966)      (99,295)      (113,624)
     Other(loss) income                             (11,109)         --         306,553           --
                                                 -----------  ------------  ------------   ------------
     Total Other Income (Expenses)                  (52,941)      (57,246)      197,875        (94,181)
                                                 -----------  ------------  ------------   ------------
Loss Before Provision For Income Taxes             (630,371)     (541,001)     (783,623)      (938,019)
                                                 -----------  ------------  ------------   ------------
Provision For Income Taxes                             --            --            --             --
                                                 -----------  ------------  ------------   ------------
Net Loss                                           (630,371)     (541,001)     (783,623)      (938,019)

Other Items of Comprehensive Income                    --           4,636          --            4,725
                                                 -----------  ------------  ------------   ------------
Comprehensive Net Loss                           $ (630,371)  $  (536,365)  $  (783,623)    $ (933,294)
                                                 ===========  ============  ============    ===========
Basic Earnings Per Share:
     Net Loss                                    $     (.03)  $      (.03)  $      (.04)    $     (.05)
                                                 ===========  ============  ============    ===========
Weighted Average Number of Shares
     Outstanding                                 18,352,082    17,778,196     18,297,928     17,788,196
                                                 ===========  ============  ============    ===========


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


                                          ACCIDENT PREVENTION PLUS, INC. AND SUBSIDIARIES
                                        CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIENCY
                                              FOR THE SIX MONTHS ENDED JUNE 30, 2001
                                                            (UNAUDITED)


                                                                                      Other
                                               Common Stock          Additional     Accumulated                    Total
                                        --------------------------     Paid-in     Comprehensive  Accumulated   Stockholders'
                                           Shares        Amount        Capital     Income (Loss)    Deficit      Deficiency
                                        ------------  ------------  ------------   ------------  ------------   ------------
Balances at December 31, 2000            17,988,238   $    17,988   $ 1,154,418    $     5,675   $(5,838,226)   $(4,660,145)

Issuance of common stock for
  convertible notes                         680,811           681       986,495             --            --        987,176

Contribution by shareholder to settle
  debt of Company                                --            --        31,964             --            --         31,964

Common stock issuance cost                       --            --        (2,888)            --        (2,888)

Issuance of common stock for
  accrued expenses                          175,000           175       141,575             --            --        141,750

Net loss for the six months ended
  June 30, 2001                                  --            --            --             --      (783,623)      (783,623)
                                        ------------  ------------  ------------   ------------  ------------   ------------

Balances at June 30, 2001                18,844,049   $    18,844   $ 2,311,564    $     5,675   $(6,621,849)   $(4,285,766)
                                        ============  ============  ============   ============  ============   ============


     The accompanying notes and independent auditors' report should be read in conjunction with the consolidated financial statements.


                 ACCIDENT PREVENTION PLUS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                 For the six months ended
                                                                         June 30,
                                                               ---------------------------
                                                                   2001           2000
                                                               ------------   ------------
Operating activities
 Net loss                                                      $  (783,623)   $  (938,019)
 Adjustments to reconcile net loss to net
    cash provided by (used in) operating activities:
 Depreciation and amortization                                      26,126          9,062
 Common stock for settlement of debt                               123,776           --
 Foreign currency translation                                         --            4,725
 Decrease (increase) in:
     Inventory                                                      (2,449)        20,783
     Accounts receivable                                            67,605         45,435
     Prepaid expenses                                              (46,278)       (72,245)
     Other current assets                                             --           (5,992)
     Other assets                                                    9,524         15,428
 (Decrease) increase in:
     Accounts payable and accrued expenses                         681,077        240,714
                                                               ------------   ------------

Net cash provided by (used in) operating activities                 75,758       (680,109)
                                                               ------------   ------------
Investing activities
    Purchase of property and equipment                                --          (29,285)
                                                               ------------   ------------

Net cash used in investing activities                                 --          (29,285)
                                                               ------------   ------------

Financing activities
     Repayment of notes and loans payable                         (286,693)       (32,753)
     Proceeds from notes payable                                   210,400           --
     Proceeds from notes and loans payable related party - net       5,500        (62,812)
     Proceeds from capital contributions                              --           27,216
     Repayments of capital lease payable                            (2,667)        (4,398)
     Proceeds from convertible note payable                           --          811,000
     Proceeds from common stock subject to rescission                 --          (21,750)
     Costs associated with common stock                             (2,888)          --
     Advances to affiliates                                           --          (16,578)
                                                               ------------   ------------

Net cash (used in) provided by financing activities                (76,348)       699,925
                                                               ------------   ------------

Net decrease in cash                                                  (590)        (9,469)

Cash and cash equivalents at beginning of period                       590         23,746
                                                               ------------   ------------
Cash and cash equivalents at end of period                     $      --      $    14,277
                                                               ============   ============

        The accompanying notes and independent auditors' report should be read in conjunction with the consolidated financial statements.

                                      F - 5

                 ACCIDENT PREVENTION PLUS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                            For the six months ended
                                                                   June 30,
                                                             -------------------
                                                               2001       2000
                                                             --------   --------
Supplemental disclosure of non-cash flow information:
     Cash paid during the year for:
             Interest                                        $ 24,511   $ 49,433
                                                             ========   ========
             Income taxes                                    $   --     $   --
                                                             ========   ========

Schedule of non-cash operating activities:
     Issuance of 680,811 shares of common
     stock in connection with conversion of
     notes payable and interest                              $987,176   $   --
                                                             ========   ========
     Issuance of 175,000 shares of common stock
     as a payment of accrued expenses and consulting fees    $141,750   $   --
                                                             ========   ========

    Contribution by shareholder to settle debt of Company    $ 31,964   $   --
                                                             ========   ========


    The accompanying notes and independent auditors' report should be read in conjunction with the consolidated financial statements.

                 ACCIDENT PREVENTION PLUS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

REORGANIZATION
--------------

During October 1998, pursuant to an Agreement and Plan of Reorganization (the "Reorganization Agreement") the Company issued 14,205,970 shares of its common stock to the partners of the LLC for 100% of the LLC. The Company accounted for the transaction with the LLC as a corporate reorganization and accordingly, no goodwill was recorded. In connection with the reorganization, the founding partners in the LLC were elected as the officers of the Company. Accordingly, after such reorganization, the LLC became a wholly-owned subsidiary of the Company.

                 ACCIDENT PREVENTION PLUS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

NOTE 1 - ORGANIZATION (Continued)

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

EUROPEAN SUBSIDIARIES
---------------------

On September 13, 1999, Accident Prevention Plus (UK) Limited ("APP UK") was formed as a private limited company under the laws of England and Wales to provide sales, marketing and technical support for the Company in Europe. APP UK is a wholly-owned subsidiary of the Company. On December 17, 1999, Accident Prevention Plus, France SARL ("APP France") was formed as a private Company under the laws of France. APP France is a wholly-owned subsidiary of APP UK.

NOTE 2 - GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. For the six months ended June 30, 2001, the Company incurred net loss of $783,623. Additionally, the Company has a working capital deficiency amounting to $4,192,407 and a stockholders' deficiency of $4,285,766 and is in default of its bank debt and certain convertible notes payable.

                 ACCIDENT PREVENTION PLUS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

NOTE 2 - GOING CONCERN (Continued)

As of June 30, 2001, the Company owes approximately $185,000 of payroll taxes and related penalties and interest. Certain taxing authorities have filed liens against the Company as a result of the unpaid payroll taxes. Should the taxing authorities take further actions, the results could be detrimental to the Company's ability to operate. In addition, the Company has not complied with the payment schedules of its bank debt. Should the banks take action against the Company the results could adversely affect the Company.

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

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a) Basis of Presentation
   ---------------------

The consolidated financial statements of Accident Prevention Plus, Inc. and Subsidiaries ("the Company") as of June 30, 2001 and for the three and six month periods ended June 30, 2001 and 2000 are unaudited and should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2000 included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2000.

In the opinion of management, the consolidated financial statements include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results of the interim periods. The results of operations for the three and six month periods ended June 30, 2001 are not necessarily indicative of the results that may be expected for any future period.

b)  Principles of Consolidation
    ---------------------------

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, LLC, IPS-NY and APP U.K. All intercompany accounts and transactions have been eliminated in consolidation.

                 ACCIDENT PREVENTION PLUS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

c)  Intangible Assets
    -----------------

At each balance sheet date, the Company evaluates the period of amortization of intangible assets. The factors used in evaluating the period of amortization include: (i) current operating results, (ii) projected future operating results, and (iii) other material factors that affect the continuity of the business.

d)   Inventory
     ---------

Inventory amounting to $64,397 at June 30, 2001, consists of components and finished goods and are valued at the lower of cost (using the specific identification method) or market. All inventories are pledged as collateral pursuant to the notes payable as discussed in Note 6.

e)   Income Taxes
     ------------

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

                 ACCIDENT PREVENTION PLUS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

h)   Fair Value Disclosure at June 30, 2001
     --------------------------------------

The carrying value of cash, accounts receivable, accounts payable and accrued expenses are a reasonable estimate of their fair value because of the short-term maturity of these investments. The carrying value of long-term debt closely approximates its fair value based on the instruments' interest rate terms, maturity date, and collateral, if any in comparison to the Company's incremental borrowing rates of similar financial instruments.

i)   Effect of New Accounting Standards
     ----------------------------------

The Company does not believe that any recently issued accounting standards, not yet adopted by the Company, will have a material impact on its financial position and results of operations when adopted.

j)   Property and Equipment
     ----------------------

Property and equipment are recorded at cost less accumulated depreciation which is provided on the straight-line basis over the estimated useful lives of the assets which range between five and seven years. Expenditures for maintenance and repairs are expensed as incurred. Depreciation and amortization expense for the six months ended June 30, 2001 and 2000 amounted to $26,126 and $9,062, respectively.

k)   Research and Development Costs
     ------------------------------

Research and development costs are expensed as incurred.

                 ACCIDENT PREVENTION PLUS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

l)   Foreign Currency Translation
     ----------------------------

The accounts of the Company's foreign operations are translated into U.S. dollars using the current rate method. Assets and liabilities are translated at the year-end exchange rate and revenues and expenses are translated at average exchange rates. Gains and losses arising from the translation of financial statements of foreign operations are deferred in the "Foreign currency translation adjustment" account included as a separate component of shareholders' equity. The functional currency of all the Company's subsidiaries is the United States dollar with the exception of APP U.K. and APP France whose functional currencies are the British pound sterling and the French franc. All other exchange gains or losses are reflected in the consolidated statements of operations.

m)   Revenue Recognition
     -------------------

Revenue from hardware sales is recognized when the product has been shipped and collectiblity is reasonably assured. Revenue recognized from these sales is net of applicable provisions for refunds, discounts and allowances. Engineering service sales are recognized upon the service having been performed.

NOTE 4 - DUE FROM AFFILIATE

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

NOTE 5 - OTHER ASSETS

Other assets consist primarily of software, which the Company acquired in July 2000 for $87,000 through the issuance of 60,000 shares of common stock of the Company. The software is recorded at cost less accumulated amortization, which is computed on a straight - line basis over a period of three years. Amortization expense for the six months ended June 30, 2001 was $18,000. Accumulated amortization expense at June 30, 2001 amounted to $33,000.

                 ACCIDENT PREVENTION PLUS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

NOTE 6 - NOTES AND LOANS PAYABLE

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

Additionally, IPS-NY executed a new note in the amount of $60,620 bearing interest at 9% per annum and maturing in one year. Such note represented the accrued and unpaid interest on the original IPS-NY note of $500,000 dated December 24, 1996. Lastly, in lieu of canceling the original IPS-NY $500,000 note dated December 24, 1996, the Company executed a new note in the amount of $500,000, bearing interest at prime plus 2% per annum. The new note was to be paid at the rate of $5,000 per month during the first year, $10,000 per month during the second year and $15,000 per month during the third year. At the end of the third year, the entire principal balance remaining, together with any accrued interest, shall be due and payable. As of June 30, 2001 the principal balances on the newly issued $500,000 note, the newly issued $60,620 note and the original $100,000 SBA note are $424,200, $43,828 and $24,509, respectively.

All notes associated with the above settlement agreement are secured by the Company's common stock owned by its Chief Executive Officer and all assets of the Company.

As of June 30, 2001, the Company was not in compliance with the payment schedule as agreed to above. To date, Smithtown has not taken any action against the Company, but should they decide to proceed with an action the impact could have a material effect upon the Company. Due to the non-compliance, these notes with Smithtown have been classified as current liabilities at June 30, 2001 and December 31, 2000.

b)   HSBC Bank USA (formerly Marine Midland Bank)
     --------------------------------------------

On September 17, 1996, the LLC borrowed $500,000 by executing a promissory note with HSBC Bank USA (formerly Marine Midland Bank)("HSBC") with the note being partially guaranteed by the SBA. Such note was for a term of one year. The prior terms of the note were payments of interest only at prime plus 2% per annum and due on demand.

                 ACCIDENT PREVENTION PLUS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

NOTE 6 - NOTES AND LOANS PAYABLE (Continued)

b)   HSBC Bank USA (formerly Marine Midland Bank) (Continued)
     --------------------------------------------------------

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

                 ACCIDENT PREVENTION PLUS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

NOTE 6 - NOTES AND LOANS PAYABLE (Continued)

b)   HSBC Bank USA (formerly Marine Midland Bank) (Continued)
     --------------------------------------------------------

As of June 30, 2001 the balance due is $104,817 and is classified as current. The note is secured by all of the assets of the Company, along with personal guarantees by the Chief Executive Officer and President ("the Guarantors").

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

c)   Other
     -----

At December 31, 2000, the Company has other notes and loans payable to individuals, due on demand, in the amount of $177,920. Interest rates on theses notes are 10% per annum.

During the six months ended June 30, 2001, the Company received proceeds of $210,400 under various demand promissory notes bearing interest at 10% per annum.

NOTE 7 - ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses consist of the following at June 30, 2001:

                          Officers salaries   $615,932
                          Consulting fees      184,193
                          Customer deposits    142,792
                          Payroll taxes        185,854
                          Other                266,904
                                              --------

                                            $1,395,675
                                            ==========

                 ACCIDENT PREVENTION PLUS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

NOTE 7 - CONVERTIBLE NOTES PAYABLE

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

During the year ended December 31, 2000, the Company executed seven additional 15% promissory notes aggregating $450,000. The promissory notes are due on December 31, 2001, bearing interest at 15% per annum and are payable monthly in arrears or upon maturity or any earlier conversion of the note. In accordance with provisions of the promissory note the Company is subject to a default interest rate of 24% on the outstanding balances. At any time subsequent to December 31, 2000 the noteholder will have the right to convert the principal and accrued interest in whole or in part into common stock at $1.45 per share.

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

During January 2001, seven convertible noteholders exercised their right to convert the principal and related interest on the notes they were holding into common stock of the Company. The noteholders converted an aggregate of $76,400 of principal and $4,688 of interest into 55,923 shares of common stock.

During April 2001, three convertible noteholders exercised their right to convert the principal and related interest on the notes they were holding into common stock of the Company. The noteholders converted an aggregate of $787,000 of principal and $119,088 of interest into 624,888 shares of common stock.

                 ACCIDENT PREVENTION PLUS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

NOTE 8 - COMMON STOCK SUBJECT TO RESCISSION OFFER

Common stock sold subsequent to August 3, 1999 pursuant to the Company's limited offering memorandums of January and April 1999, may be in violation of the requirements of the Securities Act of 1933. In addition, certain state securities rules and regulations may not have been complied with to ensure availability of a private placement transaction exemption. As such, the proceeds of $202,939 from the issuance of 139,958 shares of common stock through December 31, 1999 were classified outside of equity in the balance sheet and classified as common stock subject to rescission. On April 18, 2000, the Company repurchased 15,000 shares of common stock from two of the related shareholders. The Company has subsequently cancelled these shares. As of June 30, 2001, the balance of proceeds was $181,189 and the related shares were 124,958. As of June 30, 2001, no additional investors have requested the Company to repurchase their shares.

NOTE 9 - COMMITMENTS AND CONTINGENCIES

a)   Payroll Taxes
     -------------

As of June 30, 2001, the Company owes approximately $186,000, of payroll taxes and related estimated penalties and interest. Federal and state tax liens have been filed against the Company in connection with unpaid payroll taxes. Although the Company has not entered into any formal repayment agreements with the respective tax authorities, it has been attempting to make payments as funds become available.

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

                 ACCIDENT PREVENTION PLUS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

NOTE 9 - COMMITMENTS AND CONTINGENCIES (Continued)

b)   Advances from Grant (Continued)
     ------------------------------

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

c)   401K Employee Benefit Plan
     --------------------------

During 1994, IPS-NY established a non-contributory 401K-employee benefit plan on behalf of its employees. As of June 30, 2001, IPS-NY has failed to remit approximately $3,700 to such plan, and accordingly, such amount has been included in accounts payable.

d)   American Overseas Corporation
     -----------------------------

The LLC and American Overseas Corporation, ("AOC"), an investment company formed under the laws of British Virgin Islands, entered into a distributor agreement dated August 20, 1998 pursuant to which AOC agreed to (i) assist in the establishment of marketing and distributing services for certain of the Company's products worldwide, and (ii) pay the LLC $5 million within thirty-six
(36) months for the non-exclusive unlimited rights to purchase products at a price of 5% above cost and to sell those products worldwide. In accordance with the agreement on August 20, 1999, AOC was to remit $2 million to the Company.

During July 1999, the LLC and AOC agreed to amend the contract, whereby the $5 million was to be paid as follows: (i) $1 million within 60 days from the date that the Company becomes publicly traded, (ii) an additional $1 million is to be paid within eight months of the beginning trade date and (iii) the balance of $3 million to be paid on or before thirty-six months from the date of the contract. Lastly, AOC will purchase the Company's product at distributor's cost.

On December 27, 2000, the Company became publicly trading between the period January to April 2001, AOC has remitted approximately $321,000, which is included in Other Income. On April 25, 2001, counsel for the Company notified AOC that they are not in compliance with the minimum funding requirement under the contract.

                 ACCIDENT PREVENTION PLUS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

NOTE 9 - COMMITMENTS AND CONTINGENCIES (Continued)

e)   General
     -------

The Company is involved in various claims and legal actions arising in the ordinary course of business. Management is of the opinion that the ultimate outcome of these matters would not have a material adverse impact on the financial position of the Company or the results of its operations.

NOTE 10 - STOCKHOLDERS' DEFICIENCY

a)   Non-qualified Stock Option Plan
     -------------------------------

Effective January 1, 1999, the Company established a non-qualified stock option plan ("Stock Option Plan") pursuant to which 6,000,000 shares of common stock are reserved for issuance upon the exercise of options. The option plan is designed to serve as an incentive for retaining qualified and competent key employees, officers and the director of the Company. The price for each share of common stock purchasable according to the Stock Option Plan is $1.45 per share. At June 30, 2001 no options were granted under this plan.

A summary of the status of the Company's options and warrants to purchase common stock and changes during the quarter is presented below:

        Outstanding and exercisable
          at December 31, 2000 and
          June 30, 2001                2,200,000              $   1.45
                                       =========              ========

        Weighted average remaining
          contractual life              3 years
                                        =======

NOTE 11 - RELATED PARTY TRANSACTIONS

a)   Notes and loans payable - related parties
     -----------------------------------------

As of June 30, 2001, loans payable-officer amounting to $505,888, represent loans made by the President, Chief Financial Officer and Directors of the Company. All the notes above are due on demand and bearing interest at 8% - 10%.

                 ACCIDENT PREVENTION PLUS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

NOTE 12 - INDUSTRY SEGMENTS

The Company's operations have been classified into two segments: foreign and domestic sales. Information about the two segments for the six months ended June 30, 2001:

                                            2001
                                 --------------------------
                                  Segment     Consolidated
                                 -----------  -------------

     Sales:
         Foreign                $   71,460
         Domestic                   52,357
                                -----------
     Total Sales                               $   123,817
                                               ============
         Gross profit:
         Foreign                $   53,508
         Domestic                    8,456
                                -----------
         Total Gross Profit                    $    61,964

     Corporate:
         Selling, general and
         administrative expense:
           Foreign              $ (294,892)
           Domestic               (748,570)
                                -----------
     Total S, G &A                              (1,043,462)

     Other Income - Net                            297,170
     Interest Expense                              (99,295)
                                               ------------

     Net (loss)                                $  (783,623)
                                               ============

     Identifiable assets:
           Foreign              $   14,170
           Domestic                235,462
                                -----------

     Total assets                              $   249,632
                                               ============

Gross profit is total revenue less cost of sales and excludes general corporate expenses, interest expense, and income taxes. Identifiable assets are those used by each segment of the Company's operations.

                 ACCIDENT PREVENTION PLUS, INC. AND SUBSIDIARIES

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

NOTE 13 - SUBSEQUENT EVENTS

a)  APP SARL France
    ---------------

Management has determined that it is in the best interest of the Company to close its office in France. The SARL has not proven to be economically viable and has been a loss operation. The Company has made the decision to restructure the sales and marketing effort into one European location that will be called APP Europe. It is projected that the office will be shut sometime towards the end of September 2001.

b)  Total Technologies, Inc.
    ------------------------

During July 2001, the Company entered into two separate agreements. The Total Tech agreement dated July 16, 2001 (the "TT Agreement") entered into with Total Technologies, Inc., a privately owned corporation ("TT") provides that (i) the Company will agree to sell to TT 10,000,000 shares of its restricted common stock for an aggregate consideration of $5,000,000; (ii) TT will agree to purchase the 10,000,000 shares of common stock subject to the condition that TT receives adequate proceeds from the private sale of TT's shares of common stock; and (iii) no purchase of the Company's shares of common stock by TT will take place after July 31, 2001 unless prior to such date TT has completed an acquisition of not less than $500,000 of the Company's shares.

The exchange agreement dated July 16, 2001 (the "Exchange Agreement") entered into with Quantum Group Gilbraltar Ltd. ("Gilbraltar"), relates to the acquisition by the Company of an approximate 30% equity interest in TT. The terms of the Exchange Agreement provide that (i) the Company will issue to TT 10,000,000 shares of its restricted common stock at an average price of $0.50 per share, subject to the timely purchase by TT of not less than $500,000 of the Company's shares of common stock by July 31, 2001; and (ii) the Company will acquire from Quantum 3,698,333 shares of the common stock of TT held of record by Quantum in exchange for the issuance by the Company to Quantum of 3,698,333 shares of the Company's restricted common stock.

                 ACCIDENT PREVENTION PLUS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

NOTE 13 - SUBSEQUENT EVENTS (Continued)

b)  Total Technologies, Inc. (continued)
    -----------------------------------

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

c)  New Employment Contracts - Officers
    -----------------------------------

Effective July 1, 2001, based upon a Board of Directors meeting held on June 29, 2001, the officers of the company (Goodhart, Wahrman, and Daveau) entered into and executed new employment contracts. These contracts provide among other things, the granting of 7,238,968 options to existing management, with an exercise price equal to the fair market value price of such shares at the close of trading June 29, 2001 (.34 cents).

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

RESULTS OF OPERATIONS

     Six-Month Period Ended June 30, 2001 Compared with Six-Month Period Ended June 30, 2000


     The Company's net losses during the six-month period ended June 30, 2001 were approximately $783,623 compared to a net loss of approximately $938,019 (a decrease of $154,396 or 20%) during the six-month period ended June 30, 2000.


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


     Selling, general and administrative expenses for the six-month periods ended June 30, 2001 and 2000 were $1,036,807 and $973,553, respectively (an increase of $63,254 or 6%). The increase in selling, general and administrative expenses for the six-month period ended June 30, 2001 were primarily due to the Company incurring increased costs associated with salaries, officers sign on compensation through the issuance of common stock, and consulting/professional fees. Selling, general and administrative expenses include general corporate overhead, administrative salaries, shipping and warehousing costs, selling expenses, consulting costs and professional fees.

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

     Interest expense decreased to $99,295 during the six-month period ended June 30, 2001 compared to interest expense of $113,624 during the six-month period ended June 30, 2000 (a decrease of $14,329 or 14%). The decrease is primarily attributable to the decreased accrual of interest relating to convertible notes payable.

     The decrease in net loss during the six-month period ended June 30, 2001 as compared to the six-month period ended June 30, 2000, however, is attributable primarily to the realization of $306,553 in miscellaneous income which consisted of a first installment payment by American Overseas Corp.


     As discussed above, the decrease in net loss during the six-month period ended June 30, 2001 as compared to the six-month period ended June 30, 2000 is attributable primarily to the realization of other income and the decrease in research and development and interest expenses. The Company's net losses during the six-month period ended June 30, 2001 were approximately ($783,623) or ($0.4) per common share compared to a net loss of approximately ($938,019) or ($0.05) per common share during the six-month period ended June 30, 2000 (a decrease of $154,396 or 20%). The weighted average number of common shares outstanding were 18,297,928 for the six-month period ended June 30, 2001 compared to 17,788,196 for the six-month period ended June 30, 2000.


     Three-Month Period Ended June 30, 2001 Compared With Three-Month Period Ended June 30, 2001


     The Company's net losses during the three-month period ended June 30, 2001 were approximately $630,371 compared to a net loss of approximately $541,001 (an increase of $89,370 or 17%) during the three-month period ended June 30, 2000.


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


     Selling, general and administrative expenses for the three-month periods ended June 30, 2001 and 2000 were $597,973 and $540,936, respectively (an increase of $57,037 or 10%). The increase in selling, general and administrative expenses for the three-month period ended June 30, 2001 were primarily due to the Company incurring increased costs associated with salaries, officers sign on compensation through the issuance of common stock, and consulting/professional fees.

     Research and development expenses for the three-month period ended June 30, 2001 were $2,581 as compared to $12,389 for the three-month period ended June 30, 2000 (a decrease of $9,808 or 480%). The reduction in research and development expenses is primarily due to the Company's focus on the marketing and sale of its AP+Series products and related products.


     Interest expense decreased to $35,648 during the three-month period ended June 30, 2001 compared to interest expense of $66,966 during the three-month period ended June 30, 2000 (a decrease of $31,318 or 88%). The decrease is primarily attributable to the decrease of accrued interest relating to convertible notes payable.

     The increase in net loss during the three-month period ended June 30, 2001 as compared to the three-month period ended June 30, 2000 is attributable primarily to an increase in selling, general and administrative expenses and interest expense and a decrease in gross profit. The Company's net losses during the three-month period ended June 30, 2001 were approximately ($630,371) or ($0.03) per common share compared to a net loss of approximately ($541,001) or ($0.03) per common share (an increase of $89,370 or 17%) during the three-month period ended June 30, 2000. The weighted average number of common shares outstanding were 18,352,082the three-month period ended June 30, 2001 compared to 17,778,196 for the three-month period ended June 30, 2000.


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


     As of June 30, 2001, the Company's current assets were $161,802 and its current liabilities were $4,354,209, which resulted in a working capital deficit of $4,192,407. As of June 30, 2001, the Company's total assets were $249,632 and its total liabilities were $4,354,209. As of June 30, 2001, the Company's total liabilities exceeded its total assets by $4,104,577. The Company's stockholders' deficit decreased from ($4,660,145) at December 31, 2000 to ($4,285,766) at June 30, 2001.

     As of June 30, 2001, the Company was not in compliance with terms of certain loans due to financial institutions requiring a majority of the loans to be reflected as current liabilities. To date the financial institutions have not taken any actions and are in the process of restructuring and or waiving the default of the loans. See "Part II. Item 3. Defaults Upon Senior Securities". Also, included in the current liabilities are convertible notes payable of $430,000 (due to the Company's non-compliance with monthly interest payment terms), notes and loans payable of $1,491,562, accounts payable of $1,036,972 and $1,395,675 of accrued expense. The Company's current assets consisted primarily of $8,839 in accounts receivable, $64,397 in inventory and $88,566 in prepaid expenses.

     For the six-months ended June 30, 2001, the net cash provided by operating activities was $75,758 compared to net cash used for operating activities of $680,109 for the six-months ended June 30, 2000 (a decrease of $604,351). As discussed above, the decrease was primarily comprised of (i) a net loss of $783,623 for the six-month period ended June 30, 2001 compared to a net loss of $938,019 for the six-month period ended June 30, 2000 (a decrease of $154,396 or 20%), (ii) $123,776 of common stock issued for settlement of debt for the six-month period ended June 30, 2001 compared to $-0- for the six-month period ended June 30, 2000, and (iii) $681,077 of accounts payable and accrued expenses for the six-month period ended June 30, 2001 compared to $240,714 for the six-month period ended June 30, 2000.


     The Company decreased its capital expenditures from $29,285 for the six-month period ended June 30, 2000 compared to $-0- for the six-month period ended June 30, 2001, all of which relate to the purchase of equipment.


     The Company decreased its net cash from financing activities for the six-months ended June 30, 2001 to $76,348 compared to $699,925 for the six-month period ended June 30, 2000 (a decrease of $776,273). The major components primarily consisted of proceeds from issuance of convertible notes payable of $811,000 for the six-month period ended June 30, 2000 compared to $-0- for the six-month period ended June 30, 2001.

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

     As of June 30, 2001, the balance due and owing HSBC is approximately $104,817, including principal and interest. On approximately August 9, 2001, HSBC, the Company, Steve Wahrman and Richard Goodhart entered into a ratification and forbearance agreement (the "Ratification Agreement"), which evidenced new repayment terms of the amount due and owing previously negotiated by the Company and HSBC. At the time of execution of the Ratification Agreement, the Company paid $1,000 to HSBC. The terms of the Ratification Agreement further require the Company to pay the balance due and owing in three monthly equal installments as follows: (i) approximately $31,000 by or on August 23, 2001;
(ii) approximately $36,000 by or on September 23, 2001; and (iii) approximately $36,000 by or on October 23, 2001. As of the date of this Quarterly Report, the Company has not paid the $31,000 due by or on August 23, 2001, however, management anticipates that such payment will be made to HSBC by September 23, 2001. See "Item 3. Legal Proceedings."


     Payroll Taxes


     As of June 30, 2001, the Company owes approximately $186,000 for payroll taxes and related estimated penalties and interest. The Internal Revenue Service and the Employment Commission of the State of New York have filed liens against the Company, respectively. Such taxing authorities have the power to generally seize the assets of the Company to pay off such amounts due and owing.


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

     Employment Agreements


     The Company had entered into employment agreements dated January 1, 1999 which were terminated June 29, 2001, and new employment agreements dated July 1, 2001 were entered into between the Company and three of its executive officers/directors, Mr. Richard Goodhart, Mr. Steven Wahrman and Mr. Jean Paul Daveau, respectively (collectively, the "Employment Agreements"). Pursuant to the terms and provisions of the Employment Agreements, commencing July 1, 2001, each officer/director will receive (i) an annual salary of $120,000; (ii) an annual cash bonus equal to one percent (1%) of the annual net profits for the preceding fiscal year; (iii) stock options to purchase 500,000 shares of restricted Common Stock of the Company at $1.45 per share within five years from the effective date of the employment agreement; and (iv) stock options to Mr. Goodhart to purchase 4,121,128 shares of restricted Common Stock at $0.34 per share, stock options to Mr. Steve Wahrman to purchase 1,617,840 shares of restricted Common Stock at $0.34 per share, and stock options to Mr. Daveau to purchase 1,500,000 shares of restricted Common Stock at $0.34 per share, respectively. Other benefits provided for in each respective employment agreement are disability and health insurance coverage, automobile and expense allowances and travel and entertainment allowances. As of December 31, 2000, the Company has accrued approximately $685,500 in aggregate salary and paid $-0-.


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


     As of June 30, 2001, the balance due and owing HSBC is $104,817. On approximately August 9, 2001, the Company and HSBC renegotiated the payment terms of the balance due and owing, and HSBC, the Company, Steve Wahrman and Richard Goodhart entered into a ratification and forbearance agreement (the "Ratification Agreement"). At the time of execution of the Ratification Agreement, the Company paid $1,000 to HSBC. The terms of the Ratification Agreement require the Company to pay the balance due and owing in three monthly equal installments as follows: (i) approximately $31,000 by or on August 23, 2001; (ii) approximately $36,000 by or on September 23, 2001; and (iii) approximately $36,000 by or on October 23, 2001. The forbearance provisions as described above remain in effect. As of the date of this Quarterly Report, the Company has not paid the $31,000 due by or on August 23, 2001, however, management anticipates that such payment will be made to HSBC by September 23, 2001.

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

     (iii)On June 22, 2001, the Company issued 55,000 shares of its restricted Common Stock at $0.47 per share to a holder of a promissory note in the amount of $25,000 in settlement for payment of the aggregate amount of principal and interest due and owing. During October 2000, the Company had entered into such promissory note, which provided for a two-year term and interest at the rate of 7% per annum. The creditor agreed to accept issuance of the 55,000 shares of Common Stock at $0.47 per share in settlement of an aggregate debt in the amount of $25,850 due and owing, inclusive of principal and accrued interest. The Company issued the shares to the creditor in reliance upon the exemption from registration provided by Section 4(2) and Regulation D, Rule 506, of the Securities Act. The creditor represented to the Company that he acquired the shares for his own account, and not with a view to distribution, and that the Company made available to him all material information concerning the Company.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     No report.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No report required.

ITEM 5. OTHER INFORMATION


     On September 6, 2001, the board of directors of the Company made a unanimous decision to terminate the services of its principal independent accountant, Goldstein Golub Kessler LLP ("GGK"). The termination of GGK resulted from a business decision made by the board of directors of the Company that it would be in the best interests of the Company to engage the services of an independent accountant, which has an emphasis on developmental companies. On September 6, 2001, the Company received an acknowledgment from GGK regarding GGK's termination. Subsequently, the board of directors of the Company unanimously approved the engagement of the accounting firm of Grassi & Co., P.C. ("Grassi") as the Company's independent public accountant for the fiscal year ended December 31, 2001.

     During the period of its engagement (March 1, 2001 through September 6, 2001), GGK's services included completion of the audit of the Company's consolidated financial statements for fiscal year ended December 31, 2000. Such audited consolidated financial statements were included in the Company's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on May 25, 2001. During the period of its engagement, GGK did not provide any services to the Company relating to review of the Company's consolidated financial statements for the periods ended March 31, 2001 and June 30, 2001, respectively.

     During the period of its engagement, there were no disagreements with GGK which were not resolved on any matter concerning accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of GGK, would have caused GGK to make reference to the subject matter of the disagreements in connection with its audit report on the Company's consolidated financial statements for fiscal year ended December 31, 2000. GGK, as the Company's principal independent accountant, did not provide an adverse opinion or disclaimer of opinion on the Company's consolidated financial statements for fiscal year ended December 31, 2000, nor modify its opinion as to uncertainty, audit scope or accounting principles.

     During the period of GGK's engagement as the Company's independent principal accountant, the Company did not consult with Grassi regarding either the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company's consolidated financial statements, and neither a written report nor oral advice was provided to the Company that Grassi concluded was an important factor considered by the Company in reaching a decision as to an accounting, auditing or financial reporting issue.

     On September 7, 2001, the board of directors of the Company approved and authorized the engagement of Grassi & Co., P.C., 2001 Marcus Avenue, Suite 265, Lake Success, New York 11042 as the principal independent accountant for the Company.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits.

(b) Reports on Form 8-K:


     Filed on September 17, 2001
     Filed on April 20, 2001
     Filed on April 16, 2001
     Filed on March 2, 2001
     Filed on January 4, 2001

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized

                                         ACCIDENT PREVENTION PLUS, INC.


Dated: September 17, 2001                By: /s/ Steven Wahrman
------------------------                  --------------------------------------
                                             Steven Wahrman, President