Form 10QSB
period 2001-09-30
ACCIDENT PREVENTION PLUS INC
filed 2001-11-20
CIK 1084702

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
 (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 2001

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

                 9091 North Military Trail, Suites #8, 9 and 10
                        Palm Beach Gardens, Florida 33409
                            -------------------------
                    (Address of Principal Executive Offices)

                                 (631) 360-0600
                                 --------------
                           (Issuer's telephone number)


                             325 Wireless Boulevard
                                Hauppauge, New York 11788

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Class                                       Outstanding as of November 14, 2001
-----------------------------               ------------------------------------
Common Stock, $.001 par value                19,369,007

Transitional Small Business Disclosure Format (check one)

                          Yes [ ]         No     [X]

                         Accident Prevention Plus, Inc.

                                      INDEX

                                                                        Page
                                                                         ----

PART I.   FINANCIAL INFORMATION                                          F-1

     Item 1. Financial Statements                                     F-1 - F-19

     Item 2. Management's Discussion and Analysis of
               Financial Condition and Results of Operations              3

PART II.  OTHER INFORMATION                                              11

     Item 1. Legal Proceedings                                           11

     Item 2. Changes in Securities and Use of Proceeds                   13

     Item 3. Defaults Upon Senior Securities                             15

     Item 4. Submission of Matters to a Vote of Security Holders         15

     Item 5. Other Information                                           15

     Item 6. Exhibits and Reports on Form 8-K                            15

SIGNATURES                                                               16

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                 ACCIDENT PREVENTION PLUS, INC. AND SUBSIDIARIES
                        CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS



                                                                         Page
                                                                        Number
                                                                      ----------

Consolidated Balance Sheet
  At September 30, 2001 (Unaudited)                                      F-2

Consolidated Statements of Operations and Comprehensive Operations       F-3
  For the Nine Months Ended September 30, 2001 and 2000 (Unaudited)
  For the Three Months Ended September 30, 2001 and 2000(Unaudited)

Consolidated Statement of Stockholders' Deficiency                       F-4
  For the Nine Months Ended September 30, 2001 (Unaudited)

Consolidated Statements of Cash Flows                                 F-5 - F-6
  For the Nine Months Ended September 30, 2001 and 2000

Notes to Consolidated Financial Statements                            F-7 - F-23

                 ACCIDENT PREVENTION PLUS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                               SEPTEMBER 30, 2001
                                   (UNAUDITED)

                                     ASSETS
                                     ------

Current Assets:
     Cash                                                                        $        --
     Accounts receivable, net of allowance for doubtful accounts of $60,503           57,683
     Inventory                                                                        67,053
     Prepaid expenses and other current assets                                        85,709
                                                                                 ------------
          Total Current Assets                                                       210,445
                                                                                 ------------

Property and Equipment, Net                                                           21,227
                                                                                 ------------

Other assets                                                                          53,542
                                                                                 ------------

           Total Assets                                                          $   285,214
                                                                                 ============
                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY
                    ----------------------------------------

Current Liabilities:
    Notes and loans payable                                                      $   962,678
    Notes and loans payable - related parties                                        539,041
    Convertible notes payable                                                        180,000
    Convertible notes payable - related parties                                      250,000
    Accounts payable                                                               1,134,667
    Accrued expenses and other current liabilities                                 1,577,673
                                                                                 ------------
           Total Current Liabilities                                               4,644,059
                                                                                 ------------
Common Stock Subject to Rescission Offer, - $.001 par value,
     124,958 shares issued and outstanding                                           181,189
                                                                                 ------------

Commitments & Contingencies (Notes 1 - 14)

Stockholders' Deficiency:
     Common stock - $.001 par value, 50,000,000 shares
       authorized, 19,244,049 shares issued and outstanding                           19,244
     Additional paid-in capital                                                    2,470,965
     Accumulated other comprehensive income                                            4,512
     Accumulated deficit                                                          (7,034,755)
                                                                                 ------------
           Total Stockholders' Deficiency                                         (4,540,034)
                                                                                 ------------

           Total Liabilities and Stockholders' Deficiency                        $   285,214
                                                                                 ============

   See the accompanying notes to unaudited consolidated financial statements.

                                ACCIDENT PREVENTION PLUS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE OPERATIONS
                                                  (UNAUDITED)


                                                      For the Nine Months                  For the Three Months
                                                       Ended September 30,                  Ended September 30,
                                                --------------------------------      --------------------------------
                                                    2001                2000              2001                2000
                                                -------------      -------------      -------------      -------------
Net Sales                                       $    200,660       $    389,435       $     76,843       $     63,023

Cost of Sales                                         86,122            172,057             24,269             37,422
                                                -------------      -------------      -------------      -------------
Gross Profit                                         114,538            217,378             52,574             25,601
                                                -------------      -------------      -------------      -------------
Expenses:
     Selling, general and administrative           1,479,346          1,824,346            442,540            850,793
     Research and development                          7,392             98,585                737             33,749
                                                -------------      -------------      -------------      -------------
        Total Expenses                             1,486,738          1,922,931            443,277            884,542
                                                -------------      -------------      -------------      -------------

Loss Before Other Income (Expenses)
     And Provision For Income Taxes               (1,372,200)        (1,705,553)          (390,703)          (858,941)
                                                -------------      -------------      -------------      -------------
Other Income (Expenses):
     Interest income                                      --             29,270                 --              9,827
     Loss on foreign currency transactions           (20,909)           (18,622)            (8,792)           (18,622)
     Interest expense                               (127,247)          (209,350)           (27,952)           (98,500)
     Other income                                    323,827                 --             14,541                 --
                                                -------------      -------------      -------------      -------------
        Total Other Income (Expenses)                175,671           (198,702)           (22,203)          (107,295)
                                                -------------      -------------      -------------      -------------

Loss Before Provision For Income Taxes            (1,196,529)        (1,904,255)          (412,906)          (966,236)

Provision For Income Taxes                                --                 --                 --                 --
                                                -------------      -------------      -------------      -------------
Net Loss                                          (1,196,529)        (1,904,255)          (412,906)          (966,236)

Other Items of Comprehensive Income (Loss)            (1,163)             9,600             (1,163)             4,875
                                                -------------      -------------      -------------      -------------
Comprehensive Net Loss                          $ (1,197,692)      $ (1,894,655)      $   (414,069)      $   (961,361)
                                                =============      =============      =============      =============
Basic Earnings Per Share:
     Net Loss                                   $      (0.06)      $      (0.11)      $      (0.02)      $      (0.54)
                                                =============      =============      =============      =============
Weighted Average Number of Shares
     Outstanding                                  18,520,430         17,835,911         18,958,179         17,835,911
                                                =============      =============      =============      =============

                  See the accompanying notes to unaudited consolidated financial statements.
                                                      F-3


                                     ACCIDENT PREVENTION PLUS, INC. AND SUBSIDIARIES
                                   CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIENCY
                                      FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001
                                                       (UNAUDITED)


                                                                                      Other
                                                Common Stock          Additional    Accumulated                    Total
                                         --------------------------    Paid-in     Comprehensive  Accumulated  Stockholders'
                                            Shares        Amount       Capital     Income (Loss)    Deficit     Deficiency
                                         ------------  ------------  ------------  ------------  ------------  ------------

Balances at December 31, 2000             17,988,238   $    17,988   $ 1,154,418   $     5,675   $(5,838,226)  $(4,660,145)

Issuance of common stock for
  convertible notes                          680,811           681       986,495            --            --       987,176

Contribution by shareholder to settle
  debt of Company                                 --            --        31,964            --            --        31,964

Common stock issuance cost                        --            --        (2,888)           --            --        (2,888)

Issuance of common stock for
  accrued expenses                           575,000           575       300,976            --            --       301,551

Foreign currency translation adjustment           --            --            --        (1,163)           --        (1,163)

Net loss for the nine months ended
  September 30, 2001                              --            --            --            --    (1,196,529)   (1,196,529)
                                         ------------  ------------  ------------  ------------  ------------  ------------

Balances at September 30, 2001            19,244,049   $    19,244   $ 2,470,965   $     4,512   $(7,034,755)  $(4,540,034)
                                         ============  ============  ============  ============  ============  ============

                       See the accompanying notes to unaudited consolidated financial statements.

                                                           F-4

                           ACCIDENT PREVENTION PLUS, INC. AND SUBSIDIARIES
                                CONSOLIDATED STATEMENTS OF CASH FLOWS
                                             (UNAUDITED)


                                                                     For the Nine Months Ended
                                                                           September 30,
                                                                  ------------------------------
                                                                      2001               2000
                                                                  ------------      ------------

Operating activities
 Net loss                                                         $(1,196,529)      $(1,904,255)
 Adjustments to reconcile net loss to net
    cash provided by (used in) operating activities:
 Depreciation and amortization                                         39,187            19,971
 Common stock for settlement of debt                                  283,577           362,500
 Foreign currency translation                                          (1,163)            9,992
Decrease (increase) in:
     Accounts receivable                                               18,761            62,993
     Inventory                                                         (5,105)           71,128
     Prepaid expenses and other current assets                        (43,421)          (66,826)
     Other assets                                                       9,524            18,796
 Increase in:
     Accounts payable and accrued expenses and other
      current liabilities                                             961,397           555,647
                                                                  ------------      ------------

        Net cash provided by (used in) operating activities            66,228          (870,054)
                                                                  ------------      ------------
Investing activities
    Purchase of property and equipment                                     --           (29,246)
                                                                  ------------      ------------

        Net cash used in investing activities                              --           (29,246)
                                                                  ------------      ------------

Financing activities
     Repayment of notes and loans payable                            (311,693)          (35,548)
     Proceeds from notes payable                                      212,404            60,000
     Proceeds from notes and loans payable related party               35,359            87,255
     Proceeds from capital contributions                                   --            21,346
     Proceeds from convertible note payable                                --           878,400
     Proceeds from common stock subject to rescission                      --           (21,750)
     Costs associated with common stock                                (2,888)          (14,913)
     Advances to affiliates                                                --           (95,463)
                                                                  ------------      ------------

         Net cash (used in) provided by financing activities          (66,818)          879,327
                                                                  ------------      ------------

Net decrease in cash                                                     (590)          (19,973)

Cash and cash equivalents at beginning of period                          590            23,746
                                                                  ------------      ------------
Cash and cash equivalents at end of period                        $        --       $     3,773
                                                                  ============      ============

             See the accompanying notes to unaudited consolidated financial statements.

                                                 F-5

                 ACCIDENT PREVENTION PLUS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                       For the Nine Months Ended
                                                              September 30,
                                                        ------------------------
                                                           2001           2000
                                                        ----------     ---------
Supplemental disclosure of non-cash flow information:
 Cash paid during the year for:
         Interest                                       $ 127,247      $114,455
                                                        ==========     =========
         Income taxes                                   $      --      $     --
                                                        ==========     =========

Schedule of non-cash operating activities:
 Issuance of 680,811 shares of common
 stock in connection with conversion of
 notes payable and interest                             $ 987,176      $     --
                                                        ==========     =========
 Issuance of 175,000 shares of common stock
 as a payment of accrued expenses and consulting fees   $ 141,750      $     --
                                                        ==========     =========

 Contribution by shareholder to settle debt of Company  $  31,964      $     --
                                                        ==========     =========

 Issuance of 400,000 shares of common stock
 as a payment of rent expense and consulting fees       $ 159,800      $     --
                                                        ==========     =========

 Issuance of 40,000 shares of common stock
 in connection with settlement of accounts payable      $      --      $ 58,000
                                                        ==========     =========

Schedule of non-cash investing activities:
 Issuance of 60,000 shares of common
 stock in connection with purchase of intangibles       $      --      $ 87,000
                                                        ==========     =========

   See the accompanying notes to unaudited consolidated financial statements.

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

NOTE 2 - GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. For the nine months ended September 30, 2001, the Company incurred a net loss of $1,196,529. Additionally, the Company has a working capital deficiency amounting to $4,433,614 and a stockholders' deficiency of $4,540,034 and is in default of its bank debt and certain convertible notes payable.

                 ACCIDENT PREVENTION PLUS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

NOTE 2 - GOING CONCERN (Continued)

As of September 30, 2001, the Company owes approximately $248,000 of payroll taxes and related penalties and interest. Certain taxing authorities have filed liens against the Company as a result of the unpaid payroll taxes. Should the taxing authorities take further actions, the results could be detrimental to the Company's ability to operate. In addition, the Company has not complied with the payment schedules of its bank debt. Should the banks take action against the Company the results could adversely affect the Company.

The Company is aggressively attempting to obtain additional contracts in order to mitigate future losses. Management is seeking to raise additional capital and to renegotiate certain liabilities in order to alleviate the working capital deficiency. However, there can be no assurance that it will be able to obtain additional contracts, pay its payroll taxes or raise additional capital.

These factors raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should the Company be unable to continue in operation.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a) Basis of Presentation
   ---------------------

The unaudited consolidated financial statements of Accident Prevention Plus, Inc. and Subsidiaries ("the Company") as of September 30, 2001 and for the three and nine month periods ended September 30, 2001 and 2000 are unaudited and should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2000 included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2000.

In the opinion of management, the consolidated financial statements include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results of the interim periods. The results of operations for the three and nine month periods ended September 30, 2001 are not necessarily indicative of the results that may be expected for any future period.

b) Principles of Consolidation
   ---------------------------

The accompanying unaudited consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, LLC, IPS-NY and APP U.K. All intercompany accounts and transactions have been eliminated in consolidation.

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

d)   Inventory
     ---------

Inventory amounting to $67,053 at September 30, 2001, consists of components and finished goods and are valued at the lower of cost (using the specific identification method) or market. All inventories are pledged as collateral pursuant to the notes payable as discussed in Note 6.

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

f)   Earnings Per Share
     ------------------

Basic loss per common share ("EPS") is computed as net loss divided by the weighted-average number of common shares outstanding during the period. Diluted EPS includes the impact of common stock potentially issuable upon the exercise of options and warrants. Potential common stock has been excluded from the computation of diluted net loss per share as their inclusion would be antidilutive.

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

h)   Fair Value Disclosure at September 30, 2001
     -------------------------------------------

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

j)   Property and Equipment
     ----------------------

Property and equipment are recorded at cost less accumulated depreciation which is provided on the straight-line basis over the estimated useful lives of the assets which range between five and seven years. Expenditures for maintenance and repairs are expensed as incurred. Depreciation and amortization expense for the nine months ended September 30, 2001 and 2000 amounted to $12,187 and $19,971, respectively.

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

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

l)   Foreign Currency Translation
     ----------------------------

The accounts of the Company's foreign operations are translated into U.S. dollars using the current rate method. Assets and liabilities are translated at the year-end exchange rate and revenues and expenses are translated at average exchange rates. Gains and losses arising from the translation of financial statements of foreign operations are deferred in the "Foreign currency translation adjustment" account included as a separate component of shareholders' equity. The functional currency of all the Company's subsidiaries is the U.S. dollar with the exception of APP U.K. and APP France whose functional currencies are the British pound sterling and the French franc. All other exchange gains or losses are reflected in the consolidated statements of operations.

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

NOTE 5 - OTHER ASSETS

Other assets consist primarily of software, which the Company acquired in July 2000 for $87,000 through the issuance of 60,000 shares of common stock of the Company. The software is recorded at cost less accumulated amortization, which is computed on a straight - line basis over a period of three years. Amortization expense for the nine months ended September 30, 2001 was $27,000. Accumulated amortization expense at September 30, 2001 amounted to $42,000.

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

Additionally, IPS-NY executed a new note in the amount of $60,620 bearing interest at 9% per annum and maturing in one year. Such note represented the accrued and unpaid interest on the original IPS-NY note of $500,000 dated December 24, 1996. Lastly, in lieu of canceling the original IPS-NY $500,000 note dated December 24, 1996, the Company executed a new note in the amount of $500,000, bearing interest at prime plus 2% per annum. The new note was to be paid at the rate of $5,000 per month during the first year, $10,000 per month during the second year and $15,000 per month during the third year. At the end of the third year, the entire principal balance remaining, together with any accrued interest, shall be due and payable. As of September 30, 2001 the principal balances on the newly issued $500,000 note, the newly issued $60,620 note and the original $100,000 SBA note are $424,200, $43,828 and $24,509, respectively.

All notes associated with the above settlement agreement are secured by the Company's common stock owned by one of its Officers and all assets of the Company.

As of September 30, 2001, the Company was not in compliance with the payment schedule as agreed to above. To date, Smithtown has not taken any action against the Company, but should they decide to proceed with an action the impact could have a material effect upon the Company. Due to the non-compliance, these notes with Smithtown have been classified as current liabilities at September 30, 2001.

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

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

NOTE 6 - NOTES AND LOANS PAYABLE (Continued)

b)   HSBC Bank USA (formerly Marine Midland Bank) (Continued)
     --------------------------------------------------------

As of September 30, 2001 the balance due is $79,817 and is classified as current. The note is secured by all of the assets of the Company, along with personal guarantees by certain officers of the Company.

In the event the Company received the first payment of $1,000,000 in accordance with an agreement with American Overseas Corporation "AOC" (see Note 10(g)) prior to January 15, 2001, the Company was required to immediately pay HSBC an amount equal to twenty-five percent (25%) of $1,000,000 (i.e. $250,000) or any portion thereof received by the Company from AOC from time to time. The Company has received approximately $330,000 from AOC to date and the Company has complied with provision (d) above upon such receipt.

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

c)   Other
     -----

At September 30, 2001, the Company has other notes and loans payable to individuals, due on demand, in the amount of $390,324. Interest rates on theses notes are 10% per annum.

NOTE 7 - ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses consist of the following at September 30, 2001:

                 Officers salaries          $  706,000
                 Consulting fees               210,000
                 Customer deposits             143,000
                 Payroll taxes                 248,000
                 Other                         270,673
                                            -----------

                                            $1,577,673
                                            ===========

                 ACCIDENT PREVENTION PLUS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

NOTE 8 - CONVERTIBLE NOTES PAYABLE

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

At September 30, 2001, the balance due on non-related convertible notes payable is $180,000.

                 ACCIDENT PREVENTION PLUS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

NOTE 9 - COMMON STOCK SUBJECT TO RESCISSION OFFER

Common stock sold subsequent to August 3, 1999 pursuant to the Company's limited offering memorandums of January and April 1999, may be in violation of the requirements of the Securities Act of 1933. In addition, certain state securities rules and regulations may not have been complied with to ensure availability of a private placement transaction exemption. As such, the proceeds of $202,939 from the issuance of 139,958 shares of common stock through December 31, 1999 were classified outside of equity in the consolidated balance sheet and classified as common stock subject to rescission. On April 18, 2000, the Company repurchased 15,000 shares of common stock from two of the related shareholders. The Company has subsequently cancelled these shares. As of September 30, 2001, the balance of proceeds was $181,189 and the related shares were 124,958. As of September 30, 2001, no additional investors have requested the Company to repurchase their shares.

NOTE 10 - COMMITMENTS AND CONTINGENCIES

a)   Payroll Taxes
     -------------

As of September 30, 2001, the Company owes approximately $248,000, of payroll taxes and related estimated penalties and interest. Federal and state tax liens have been filed against the Company in connection with unpaid payroll taxes. Although the Company has not entered into any formal repayment agreements with the respective tax authorities, it has been attempting to make payments as funds become available.

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

                 ACCIDENT PREVENTION PLUS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

NOTE 10 - COMMITMENTS AND CONTINGENCIES (Continued)

b)   Advances from Grant (Continued)
     -------------------------------

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

c)   401K Employee Benefit Plan
     --------------------------

During 1994, IPS-NY established a non-contributory 401K-employee benefit plan on behalf of its employees. As of September 30, 2001, IPS-NY has failed to remit approximately $3,700 to such plan, and accordingly, such amount has been included in accounts payable.

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

                 ACCIDENT PREVENTION PLUS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

NOTE 10 - COMMITMENTS AND CONTINGENCIES (Continued)

e)   General
     -------

The Company is involved in various claims and legal actions arising in the ordinary course of business. Management is of the opinion that the ultimate outcome of these matters would not have a material adverse impact on the financial position of the Company or the results of its operations.

f)  APP SARL France and APP UK
    --------------------------

Management has determined that it is in the best interest of the Company to close its offices in France and the UK. These offices have not proven to be economically viable and have been loss operations. The Company has made the decision to restructure the sales and marketing effort into one European location that will be called APP Europe.

g)  Total Technologies, Inc.
    ------------------------

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

As of September 30, 2001 the TT Agreement and the Exchange Agreement have been terminated, due to obligations and duties by TT that were not being fulfilled.

                 ACCIDENT PREVENTION PLUS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

NOTE 11 - STOCKHOLDERS' DEFICIENCY

a)   Non-qualified Stock Option Plan
     -------------------------------

Effective January 1, 1999, the Company established a non-qualified stock option plan ("Stock Option Plan") pursuant to which 6,000,000 shares of common stock are reserved for issuance upon the exercise of options. The option plan is designed to serve as an incentive for retaining qualified and competent key employees, officers and the director of the Company. The price for each share of common stock purchasable according to the Stock Option Plan is $1.45 per share. At September 30, 2001 no options were granted under this plan.

In July, 2001, pursuant to employment agreements, three officers were issued options to purchase a total of 7,238,968 shares of restricted common stock at an exercise price at $0.34 per share. The options are exercisable over a five-year period.

A summary of the Company's stock option activity and related information follows:

                                                                       Weighted
                                           Shares        Range of      Average
                                           Under       Option Price    Exercise
                                           Option        Per Share       Price
                                         ----------   --------------   --------

      Balance at December 31, 2000:      2,200,000            $1.45    $  1.45
         Granted                         7,238,968            $0.34    $  0.34
         Exercised                               -        -       -          -
         Cancelled                               -        -       -          -
                                         ----------   --------------   --------
      Balance at September 30, 2001      9,438,968     $0.34- $1.45    $  0.60
                                         ==========   ==============   ========


The weighted-average fair value of options granted during the nine months ended September 30, 2001 was $0.60.

                 ACCIDENT PREVENTION PLUS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)


NOTE 11 - STOCKHOLDERS' DEFICIENCY (Continued)

a)   Non-qualified Stock Option Plan (Continued)
     -------------------------------------------

In compliance with SFAS No. 123, the Company has elected to provide the pro forma disclosure of net income (loss) and earnings per share as if the fair value based method had been applied to the Company's financial statements. The Company continued its use of APB Opinion No. 25. As such, the Company's net loss and loss per share for the nine months ended September 30, 2001, adjusted to reflect proforma amounts, are indicated below:


                                                             Nine Months Ended
                                                             September 30, 2001
                                                             ------------------

                Net loss:
                 As reported                                     $(1,196,529)
                 Pro forma                                       $(2,933,881)

                Basic and diluted loss per share:
                 As reported                                     $     ( .06)
                 Pro forma                                       $     (0.16)



The fair value of stock options and warrants granted in 2001 were estimated on the date of grant using the Black-Scholes option-pricing model. The weighted average fair value and related assumptions were:


                                                                  September 30,
                                                                       2001
                                                                  -------------

                Weighted average fair value                              $0.24
                Expected volatility                                        90%
                Risk-free interest rate                                   3.5%
                Expected life                                          5 years

b)   Earnings Per Share
-----------------------

Securities that could potentially dilute basic earnings per share ("EPS") in the future, and that were not included in the computation of diluted EPS because to do so would have been anti-dilutive for the periods presented, consist of the following:

      Options to purchase common stock                                9,438,968
      Convertible Debentures (assumed conversion at September
        30, 2001 market price)                                        1,387,097
                                                                    ------------
      Total as of September 30, 2001                                 10,826,065
                                                                    ============

                 ACCIDENT PREVENTION PLUS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

NOTE 12 - RELATED PARTY TRANSACTIONS

a)   Notes and loans payable - related parties
     -----------------------------------------

As of September 30, 2001, loans payable-officer amounting to $539,041, represent loans made by the President, Chief Financial Officer and Directors of the Company. All the notes above are due on demand and bearing interest at 8% - 10%.

NOTE 13 - INDUSTRY SEGMENTS

The Company's operations have been classified into two segments: foreign and domestic sales. Information about the two segments for the nine months ended September 30, 2001:


                                             2001
                                 ----------------------------
                                   Segment      Consolidated
                                 ------------   -------------

     Sales:
         Foreign                 $   158,184
         Domestic                     42,476
                                 ------------
     Total Sales                                $   200,660
                                                ============
         Gross profit:
         Foreign                 $   105,508
         Domestic                      9,030
                                 ------------
         Total Gross Profit                     $   114,538


     Corporate:
         Selling, general and
         administrative expense:
           Foreign               $  (357,787)
           Domestic               (1,128,951)
                                 ------------
     Total S, G &A                               (1,486,738)

     Other Income - Net                             302,918
     Interest Expense                              (127,247)
                                                ------------

     Net (loss)                                 $(1,196,529)
                                                ============

     Identifiable assets:
           Foreign               $    49,436
           Domestic                  235,778
                                 ------------

     Total assets                               $   285,214
                                                ============

                 ACCIDENT PREVENTION PLUS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

NOTE 13 - INDUSTRY SEGMENTS (Continued)

Gross profit is total revenue less cost of sales and excludes general corporate expenses, interest expense, and income taxes. Identifiable assets are those used by each segment of the Company's operations.


NOTE 14 - SUBSEQUENT EVENTS

a)  Relocation of Corporate Office
    ------------------------------

At October 22, 2001, the Company has signed a new two year lease agreement in the State of Florida based on $69,800 of annual rent.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

GENERAL

         Change in Principal Office

         On approximately November 10, 2001, the Company re-located its principal place of business to 9091 North Military Trail, Suites #8, 9 and 10, Palm Beach Gardens, Florida 33409, telephone number 561.721.2220 and facsimile number 561.721.2225. As of the date of this Quarterly Report, the Company no longer maintains an office in Hauppauge, New York. The board of directors of the Company approved the change of the Company's principal place of business based upon several factors including, but not limited to, the annual reduction of approximately 50% in monthly rental overhead. As of the date of this Quarterly Report, the Company has entered into a two- year lease agreement with The Marquis Corporation, at a monthly rental rate of $2,900, for an aggregate amount of $69,600.

         Prior Business Operations

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

         As of the date of this Quarterly Report, the Company intends to expand its marketing of the AP+Series and related products in non-transportation industries, such as the medical fields. Management of the Company believes that sales of the AP+Series and related products to its customers in the fleet management and driver training industries will continue to be an important line of business for the Company for the next several years.

         Termination of European Business Operations

         Accident Prevention Plus (UK) Limited ("APP UK") was formed on September 13, 1999 as a private limited liability company under the laws of France, and is a wholly-owned subsidiary of the Company. During fiscal year 2000, APP UK provided minimal services to the Company which included sales and marketing, administration, and technical support for the European marketplace. As of the date of this Quarterly Report, management of the Company has determined that continuation of the business operations of APP UK is not in the best interests of the Company or its shareholders and, therefore, closed the office and terminated business operations of APP UK.

         Accident Prevention Plus, France (SARL) ("APP France") was formed on December 17, 1999 as a limited liability company under the laws of France. APP France is a wholly-owned subsidiary of APP UK. During fiscal year 2000, APP France provided services to the Company which included sales and marketing, administration and technical support for the European marketplace. As of the date of this Quarterly Report, management of the Company has determined that continuation of the business operations of APP France is not in the best interests of the Company or its shareholders and, therefore, closed the office and terminated business operations of APP France.

         Management's decision to close the offices located in the United Kingdom and France, respectively, was based upon (i) an analysis of costs of operation; and (ii) Proposed restructure of European operations to one central location in Europe to maintain all sales and marketing efforts within the European Economic Community. As of the date of this Quarterly Report, management of the Company is seeking to identify the best location to establish such a central office based upon consideration of tax issues, personnel availability, servicing of existing and future clients, and potential target market penetration. Management anticipates that such a central office may be established and business operations of APP UK and APP France commenced during fiscal year 2002.

         Intelligas (Mexico)

         On approximately April 20, 2001, the Company received a blanket purchase order for a period of one year from Intelligas, a distributor in Mexico and the wholly-owned subsidiary of Grupo Intelli, Inc. ("Intelligas"). Pursuant to the terms of the purchase order, Intelligas will purchase a total dollar value of $962,000 of the Company's products and the Company will ship such products to Intelligas on release schedules. As of the date of this Quarterly Report, the Company received as release schedule for delivery the first portion of the order but the release has been delayed pending Intelligas' customer releases from pilot orders that are underway. Based on information received from Intelligas, management believes that certain of the companies subject to delivery by the Company of its products in accordance with the release schedule are Coca Cola/Femsa, Corona beer and Cemex. Management anticipates that such shipments will commence in the first quarter of fiscal year 2002 due to certain modifications necessary to be made to the Company's products in order to meet the specifications of Coca Cola and other customers. Management believes that such shipments, subject to certain contingencies of performance and delivery, will represent the largest single purchase order received by the Company.

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

         On September 22, 2000, the Company entered into a three-year agreement with CM in which (i) the Company granted to CM the exclusive distribution rights to market and distribute the Company's hardware, accessory items and software for occupational driver training purposes and research in North America and countries that are part of the European Economic Community; (ii) CM agreed to purchase from the Company a minimum of $20,000 of such hardware, accessory items and software products at a distribution cost; (iii) CM will refer leads to the Company for fleet management and other commercial clients and the Company will pay to CM a 10% commission based on net orders; (iv) the Company will refer leads to CM for potential clients in research and education and CM will pay to the Company a 10% commission based on net orders; and (v) the Company will organize and provide training to CM and promote research and validation performed by CM. As of the nine-month period ended September 30, 2001, CM has purchased from the Company small quantities of AP+Series products at approximately $22,000.

         As of the date of this Quarterly Report, the Company is developing a modified recording system in conjunction with CM for use in training of young and senior drivers for the European Economic Community. During June 2001, the Company's personnel attended the First Annual World Transportation Transatlantic Summit hosted by CM, which featured use of the Company's modified recording system on both CM vehicle and simulator systems. The Company also further provided seminars to attending member countries on the use of the Company's systems. Approximately twenty countries were represented and management of the Company perceives that its products received a favorable reaction from the attendee countries. Management projects that the modified recording system will be completed during the first quarter of 2002 and that marketing will then commence in the European Economic Community.

         In addition, the Company and CM are studying the viability of the use of the technology for study of the "Human Factor" element of driving. This possible use will be able to determine the individual's physical abilities in order to classify the best type of driving suitable for that student through a rating system. This would be done by use of the Smart-card technology and installation of the Company's systems on weight lifting and other types of physical measurement apparatus.

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

         Carnegie Mellon Driver Training and Safety Institute and Stoughton Trucking, Inc.

         On approximately November 1, 2001, the Company, CM and Stoughton Trucking, Inc. ("STI") entered into a cooperative agreement which provides for an on-board beta- test monitoring and evaluation program of drivers commuting between Stoughton, Wisconsin and Connellsville, Pennsylvania for east coast deliveries. The Company's products will be used exclusively to analyze driver performance and safety behavior. The Company's products will be used in conjunction with the training course provided by STI to establish (i) greater safety control, and (ii) reduction of fuel consumption by up to 25%. Management of the Company believes that such a venture with CM and STI is the cross road between research, industry and education that will enable the Company to move quicker technology at lower prices into fleet vehicles. The beta-test will also be monitored by Trainer, The European Commission Project for electronic training. Management believes that the beta-testing will be followed by a larger implementation scale beginning fiscal year 2002, as soon as conclusive results authorize deployment of the Company's products throughout the driving schools and transportation industries within the United States and Europe.

         American Trucking Association

         On August 1, 1999, the Company and American Trucking Association ("ATA") entered into a contract (the "ATA Contract") pertaining to a federally funded project administered by the Federal Highway Administration and ATA that involves the use of the Company's products to study fatigue in drivers. As of the date of this Quarterly Report, management of the Company has been advised that the second installation of the federally funded project will take place during the first quarter of 2002. Management believes that the Company's AP+Series systems will be installed on Challenger Motor Freight trucks located in Canada. The ATA Contract provides for the integration of certain "Fatigue Technologies" utilizing the Company's on-board recording systems for data collection and validation of such technologies. The federally funded project is funded pursuant to legislation passed under the Clinton administration, which is designed to reduce accidents on the nation's highways due to driver fatigue.

         As of the date of this Quarterly Report, the Company has run successful pilot tests with certain vehicles. Other members of the federally funded project consortium include: (i) the University of Pennsylvania, (ii) Canadian Trucking Alliance, (iii) Transport Canada, (iv) Howard Power Steering, (v) Safe-Track,
(vi) the United States Department of Transportation, and (vii) Perclos Camera provided by CM. The Company is currently working on modifications to the interface unit that are deemed necessary due to the changes made by the various technologies, which are to be interfaced with the Company's AP+Series systems.

         Total Technologies, Inc.

         During July 2001, the Company entered into two separate agreements. The TotalTech agreement dated July 16, 2001 (the "TT Agreement") entered into with Total Technologies, Inc., a privately owned corporation ("TT") provided that (i) the Company would agree to sell to TT 10,000,000 shares of its restricted Common Stock for an aggregate consideration of $5,000,000; (ii) TT would agree to purchase the 10,000,000 shares of Common Stock, subject to the condition that TT received adequate proceeds from the private sale of TT's shares of common stock; and (iii) no purchase of the Company's shares of Common Stock by TT would take place after July 31, 2001 unless prior to such date TT had completed an acquisition of not less than $500,000 of the Company's shares.

         The exchange agreement dated July 16, 2001 (the "Exchange Agreement") entered into with Quantum Group Gibraltar Ltd. ("Gibraltar"), related to the acquisition by the Company of an approximate 30% equity interest in TT. The terms of the Exchange Agreement provided that (i) the Company would issue to TT 10,000,000 shares of its restricted Common Stock at an average price of $0.50 per share, subject to the timely purchase by TT of not less than $500,000 of the Company's shares of Common Stock by July 31, 2001; and (ii) the Company would acquire from Quantum 3,698,333 shares of the common stock of TT held of record by Quantum in exchange for the issuance by the Company to Quantum of 3,698,333 shares of the Company's restricted Common Stock.

         As of the date of this Quarterly Report, the TT Agreement and the Exchange Agreement have been terminated. Management of the Company determined that certain of the obligations and duties of TT were not being fulfilled. TT had not been successful in raising the necessary funds nor had it purchased the required shares of Common Stock of the Company in accordance with the terms of both the TT Agreement and the Exchange Agreement. Management determined, therefore, that termination of the TT Agreement and the Exchange Agreement was in the best interests of the Company and its shareholders.

         JB Hunt Trucking Pilot Program

         As of the date of this Quarterly Report, the Company and J.B. Hunt Trucking ("JBHT") have been engaged in a pilot program test on two long- and local-haul vehicles. Management of the Company believes that the data collected proves the economic savings of utilization of the APP+Series systems and products, and have asked for a presentation of the collected data to management of JBHT. A representative of JBHT was present at CM Driver Training Institute on November 7, 2001 to see additional demonstrations of the APP+Series systems. Management of the Company believes that to date the pilot tests have been successful and anticipates that by the end of the first quarter of 2002, a decision will be made by management of JBHT regarding the potential purchase of lease by JBHT of the Company's APP+Series systems.

RESULTS OF OPERATIONS

         Nine-Month Period Ended September 30, 2001 Compared with Nine-Month Period Ended September 30, 2000

         The Company's net losses during the nine-month period ended September 30, 2001 were approximately $1,196,529 compared to a net loss of approximately $1,904,255 (a decrease of $707,726 or 59%) during the nine-month period ended September 30, 2001.

         Net sales during the nine-month periods ended September 30, 2001 and 2000 were $200,660 and $389,435, respectively. Net sales decreased by approximately $188,775 or 94% for the nine-month period ended September 30, 2001 as compared to the nine-month period ended September 30, 2000. Gross profit during the nine-month periods ended September 30, 2001 and 2000 amounted to $114,538 and $217,378, respectively, or a net decrease of $102,840. Gross profit percentages for the nine-month periods ended September 30, 2001 and 2000 were 57% and 56%, respectively, or a net decrease of approximately 1%.

         The decrease in gross profit during the nine-month period ended September 30, 2001 as compared with the nine-month period ended September 30, 2000 is a result of reduced net sales volume and higher component costs. The Company has previously entered into various agreements with certain entities in order to establish distribution channels, corporate structures, contract applications in foreign and domestic countries, performance of certain pilot tests, and development of new products. Moreover, the Company has lowered its pricing to distributors in order to make the distributors more cost effective in the marketplace and as an incentive for increased sales.

         Selling, general and administrative expenses for the nine-month periods ended September 30, 2001 and 2000 were $1,479,346 and $1,824,346, respectively (a decrease of $345,000 or 23%). The decrease in selling, general and administrative expenses for the nine-month period ended September 30, 2001 were primarily due to the Company incurring decreased costs associated with employee salaries and consulting/professional fees. Management believes that the selling, general and administrative expenses will decrease in the future due to the closing of the offices in France and the United Kingdom. Selling, general and administrative expenses include general corporate overhead, administrative salaries, shipping and warehousing costs, selling expenses, consulting costs and professional fees.

         Research and development expenses for the nine-month period ended September 30, 2001 were $7,392 as compared to $98,585 for the nine-month period ended September 30, 2000 (a decrease of $91,193 or 1234%). The substantial reduction in research and development expenses is primarily due to the Company's focus on the marketing and sale of its AP+Series products and related products. Management believes that as the Company's cash flow increases, additional funds will be expended on further research and development relating to new products.

         Interest expense decreased to $127,247 during the nine-month period ended September 30, 2001 compared to interest expense of $209,350 during the nine-month period ended September 30, 2000 (a decrease of $82,103 or 65%). The decrease is primarily attributable to the decreased accrual of interest relating to convertible notes payable.

         Although the Company realized $323,827 in miscellaneous other income during the nine-month period ended September 30, 2001, which consisted of a first installment payment by American Overseas Corp., the decrease in net loss during the nine-month period ended September 30, 2001 as compared to the nine-month period ended September 30, 2000 is attributable to the decrease in research and development expenses, selling, general and administrative expenses and interest expenses.

         As discussed above, the decrease in net loss during the nine-month period ended September 30, 2001 as compared to the nine-month period ended September 30, 2000 is attributable primarily to the decrease in operating expenses. The Company's net losses during the nine-month period ended September 30, 2001 were approximately ($1,196,529) or ($0.06) per common share compared to a net loss of approximately ($1,894,655) or ($0.11) per common share during the nine-month period ended September 30, 2000 (a decrease of $707,726 or 59%). The weighted average number of common shares outstanding were 18,520,430 for the nine-month period ended September 30, 2001 compared to 17,835,911 for the nine-month period ended September 30, 2000.

         Three-Month Period Ended September 30, 2001 Compared With Three-Month Period Ended September 30, 2000

         The Company's net losses during the three-month period ended September 30, 2001 were approximately $412,906 compared to a net loss of approximately $966,236 (a decrease of $553,330 or 134%) during the three-month period ended September 30, 2001.

         Net sales during the three-month periods ended September 30, 2001 and 2000 were $76,843 and $63,023, respectively. Net sales increased by approximately $13,820 or 22% for the three-month period ended September 30, 2001 as compared to the three-month period ended September 30, 2000. Gross profit during the three-month periods ended September 30, 2001 and 2000 amounted to $52,574 and $25,601, respectively, or a net increase of $26,973. Gross profit percentages for the three-month periods ended September 30, 2001 and 2000 were 68% and 41%, respectively, or a net decrease of approximately 27%.

         Selling, general and administrative expenses for the three-month periods ended September 30, 2001 and 2000 were $442,540 and $850,793, respectively (a decrease of $408,253 or 92%). The decrease in selling, general and administrative expenses for the three-month period ended September 30, 2001 were primarily due to the Company incurring decreased costs associated with employee salaries and consulting/professional fees.

         Research and development expenses for the three-month period ended September 30, 2001 were $737 as compared to $33,749 for the three-month period ended September 30, 2000 (a decrease of $33,012 or 4479%). The reduction in research and development expenses is primarily due to the Company's focus on the marketing and sale of its AP+Series products and related products.

         Interest expense decreased to $27,952 during the three-month period ended September 30, 2001 compared to interest expense of $98,500 during the three-month period ended September 30, 2000 (a decrease of $70,548 or 252%). The decrease is primarily attributable to the decrease of accrued interest relating to convertible notes payable.

         The decrease in net loss during the three-month period ended September 30, 2001 as compared to the three-month period ended September 30, 2000 is attributable primarily to a decrease in selling, general and administrative expenses, research and development expenses and interest expense. The Company's net losses during the three-month period ended September 30, 2001 were approximately ($412,906) or ($0.02) per common share compared to a net loss of approximately ($966,236) or ($0.54) per common share (a decrease of $553,330 or 134%) during the three-month period ended September 30, 2000. The weighted average number of common shares outstanding were 18,958,179 during the three-month period ended September 30, 2001 compared to 17,835,911 for the three-month period ended September 30, 2000.

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

         As of September 30, 2001, the Company's current assets were $210,445 and its current liabilities were $4,644,059, which resulted in a working capital deficit of $4,433,614. As of September 30, 2001, the Company's total assets were $285,214 and its total liabilities were $4,644,059. As of September 30, 2001, the Company's total liabilities exceeded its total assets by $4,358,845. The Company's stockholders' deficit decreased from ($4,660,145) at December 31, 2000 to ($4,540,034) at September 30, 2001.

         As of September 30, 2001, the Company was not in compliance with terms of certain loans due to financial institutions requiring a majority of the loans to be reflected as current liabilities. To date the financial institutions have not taken any actions and are in the process of restructuring and or waiving the default of the loans. See "Part II. Item 3. Defaults Upon Senior Securities". Also, included in the current liabilities are convertible notes payable of $430,000 (due to the Company's non-compliance with monthly interest payment terms), notes and loans payable of $1,501,719, accounts payable of $1,134,667 and $1,577,673 of accrued expenses and other current liabilities. The Company's current assets consisted primarily of $57,683 in accounts receivable, $67,053 in inventory and $85,709 in prepaid expenses.

         For the nine-months ended September 30, 2001, the net cash provided by operating activities was $66,228 compared to net cash used for operating activities of $870,054 for the nine-months ended September 30, 2000 (a decrease of $803,826). As discussed above, the decrease was primarily comprised of (i) a net loss of $1,196,529 for the nine-month period ended September 30, 2001 compared to a net loss of $1,904,255 for the nine-month period ended September 30, 2000 (a decrease of $707,726 or 59%), and (ii) $961,397 of accounts payable and accrued expenses for the nine-month period ended September 30, 2001 compared to $555,647 for the nine-month period ended September 30, 2000.

         The Company decreased its capital expenditures from $29,246 for the nine-month period ended September 30, 2000 compared to $-0- for the nine-month period ended September 30, 2001, all of which relate to the purchase of equipment.

         The Company decreased its net cash from financing activities for the nine-months ended September 30, 2001 to $66,818 compared to $879,327 for the nine-month period ended September 30, 2000 (a decrease of $812,509). The major components primarily consisted of proceeds from issuance of convertible notes payable of $878,400 for the nine-month period ended September 30, 2000 compared to $-0- for the nine-month period ended September 30, 2001.

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

         As of September 30, 2001, the principal balance on the newly issued $500,000 note, the newly issued $60,620 note and the original $100,000 note are $424,200, $43,828 and $24,509, respectively. Although the Company has complied with its payment obligations through December 31, 2000, as of the date of this Quarterly Report, the Company is not in compliance with its monthly payment schedule. Pending payment of $28,000 by the Company to Bank of Smithtown, management believes that it will be successful in re-negotiating the terms and conditions of the settlement agreement with Bank of Smithtown in order to reduce its monthly payments. Management anticipates that once the $28,000 payment has been made, the renegotiated monthly payments will be reduced by approximately $7,500 per month (approximately 50%). As of the date of this Quarterly Report, Bank of Smithtown has not initiated any legal action against the Company.

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

         As of September 30, 2001, the balance due and owing HSBC is approximately $79,817, including principal and interest. On approximately August 9, 2001, HSBC, the Company, Steve Wahrman and Richard Goodhart entered into a ratification and forbearance agreement (the "Ratification Agreement"), which evidenced new repayment terms of the amount due and owing previously negotiated by the Company and HSBC. At the time of execution of the Ratification Agreement, the Company paid $1,000 to HSBC. The terms of the Ratification Agreement further require the Company to pay the balance due and owing in three monthly equal installments as follows: (i) approximately $31,000 by or on August 23, 2001;
(ii) approximately $36,000 by or on September 23, 2001; and (iii) approximately $36,000 by or on October 23, 2001. As of the date of this Quarterly Report, the Company has made two of the required payments. See "Item 3. Legal Proceedings."

         Payroll Taxes

         As of September 30, 2001, the Company owes approximately $248,000 for payroll taxes and related estimated penalties and interest. The Internal Revenue Service and the Employment Commission of the State of New York have filed liens against the Company, respectively. Such taxing authorities have the power to generally seize the assets of the Company to pay off such amounts due and owing.

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

         Employment Agreements

         The Company had entered into employment agreements dated January 1, 1999 which were terminated June 29, 2001, and new employment agreements dated July 1, 2001 were entered into between the Company and three of its executive officers/directors, Mr. Richard Goodhart, Mr. Steven Wahrman and Mr. Jean Paul Daveau, respectively (collectively, the "2001 Employment Agreements").

         Commencing July 1, 2001 and automatically renewable annually for a five year period, the terms and provisions of the respective 2001 Employment Agreements are as follows: (i) each officer/director will receive an annual salary of $120,000; (ii) each officer/director will receive an annual cash bonus equal to one percent (1%) of the annual net profits for the preceding fiscal year; and (iii) each officer/director will be granted stock options pursuant to the Company's Non-Qualified Stock Option Plan to purchase 500,000 shares of restricted Common Stock of the Company at $1.45 per share within five years from the effective date of the 2001 Employment Agreement. Other benefits provided for in the 2001 Employment Agreements are disability and health insurance coverage, automobile and expense allowances and travel and entertainment allowances.

         Pursuant to the provisions of Mr. Richard Goodhart's 2001 Employment Agreement, stock options (not to be governed by the Non-Qualified Stock Option
Plan) will be granted to Mr. Goodhart to purchase 4,121,128 shares of restricted Common Stock at $0.34 per share within five years from the effective date of the 2001 Employment Agreement (collectively, the "Stock Options").

         Pursuant to the provisions of Mr. Steve Wahrman's 2001 Employment Agreement, stock options (not to be governed by the Non-Qualified Stock Option
Plan) will be granted to Mr. Wahrman to purchase 1,617,840 shares of restricted Common Stock at $0.34 per share within five years from the effective date of the 2001 Employment Agreement (collectively, the "Stock Options").

         Pursuant to the provisions of Mr. Daveau's 2001 Employment Agreement, stock options (not to be governed by the Non-Qualified Stock Option Plan) will be granted to Mr. Daveau to purchase 1,500,000 shares of restricted Common Stock at $0.34 per share within five years from the effective date of the 2001 Employment Agreement (collectively, the "Stock Options").

         The Stock Options were granted to Messrs. Goodhart, Wahrman and Daveau in the amounts set forth above at an exercise price of $0.34 per share, which exercise price the board of directors of the Company believed was at least equal to the fair market value price of the Company's shares of Common Stock on June 29, 2001. The board of directors authorized and approved the grant of Stock Options, which included provisions for anti-dilution protection. The grant of such Stock Options is absolute and is not subject to adjustment for any future reorganization, recapitalization, reverse stock split, combination of shares, merger or consolidation.

         As of December 31, 2000, the Company has accrued approximately $685,500 in aggregate salary pursuant to the 1999 Employment Agreements and, as of the date of this Report, has paid $-0-.

         Bristol Consulting Ltd.

         The Company entered into a consulting agreement dated July 30, 1998 with Bristol Consulting Ltd ("Bristol"), pursuant to which the Company is obligated to pay Bristol a monthly fee of $10,000 for the duration of the agreement, which terminates July 30, 2003. During the prior fiscal years, the Company incurred additional debt due and owing to Bristol pursuant to consulting services provided under other contractual relations and advances made by Bristol to the Company. As of the date of this Quarterly Report, the Company has not made any payments to Bristol. As of September 30, 2001, the Company has accrued a total of $874,778.78 due and owing to Bristol as follows: (i) $240,000.00 pursuant to the terms of the consulting agreement; (ii) $15,278.78 in accrued interest; (iii) $345,000.00 in additional consulting fees; and (iv) $274,500.00 in notes payable January 15, 2000.

         Pursuant to the conversion terms and provisions of the consulting agreement and other documentation evidencing the indebtedness, the debt owed by the Company to Bristol may be satisfied by conversion of the debt into shares of the Company's restricted Common Stock at Bristol's election at the rate of a per share price equal to the average closing price on the Over-the-Counter Bulletin Board of the Company's Common Stock for the previous thirty days prior to the date of such conversion, less a 45% discount from such per share price (the "Debt Settlement").

         On August 24, 2001, the Company received notice from Bristol that Bristol desires to convert approximately $198,000.00 of such aggregate debt into 1,500,000 shares of the Company's restricted Common Stock at the rate of $0.132 per share, which represents an average closing price of $0.24 for the prior thirty day, less a 45% discount. On August 24, 2001, the board of directors authorized and approved the conversion by Bristol of a portion of its debt into shares of Common Stock of the Company. The board of directors determined that it would be in the best interests of the Company and its shareholders to authorize and approve this conversion so as to reduce both short-term and long-term liabilities of the Company.

         On October 17, 2001, Bristol accepted the terms and conditions of the conversion and further agreed that the Company would be released from any and all further liability concerning this portion of the debt.

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

         As of September 30, 2001, the balance due and owing HSBC is $79,817. On approximately August 9, 2001, the Company and HSBC renegotiated the payment terms of the balance due and owing, and HSBC, the Company, Steve Wahrman and Richard Goodhart entered into a ratification and forbearance agreement (the "Ratification Agreement"). At the time of execution of the Ratification Agreement, the Company paid $1,000 to HSBC. The terms of the Ratification Agreement require the Company to pay the balance due and owing in three monthly equal installments as follows: (i) approximately $31,000 by or on August 23, 2001; (ii) approximately $36,000 by or on September 23, 2001; and (iii) approximately $36,000 by or on October 23, 2001. The forbearance provisions as described above remain in effect. As of the date of this Quarterly Report, the Company has made two of the required payments.

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

         As of the date of this Quarterly Report, management of the Company and North Shore are engaged in negotiations regarding settlement of the North Shore Lawsuit.

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

         As of the date of this Quarterly Report, AOC has paid the Company approximately $320,000, and management of the Company believes that AOC has breached its contractual obligations under the agreement. Therefore, on approximately April 25, 2001, legal counsel for the Company notified AOC that it was not in compliance with the minimum funding requirements pursuant to the terms of the agreement. Management believes that such breaches by AOC could result in possible legal remedies being sought by the Company. However, as of the date of this Quarterly Report, management believes that AOC will commence making payments to the Company pursuant to the terms of the agreement. Management of the Company may, if deemed necessary, consider and pursue any and all available legal remedies and related causes of action against AOC.

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


ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

         During the nine-month period ended September 30, 2001, the Company issued the following shares of Common Stock:

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

         (iv) On November 19, 2001, the Company issued 200,000 shares of its restricted Common Stock in settlement for payment of the valuation of services provided by the Company's securities counsel in connection with the registration of the Company under Section 12(g) of the Securities Act of 1934, as amended. Securities counsel agreed to accept issuance of the 200,000 shares of Common Stock in settlement of an aggregate debt in the amount of $20,000, which represents the Company's valuation of the services provided by such securities counsel in connection with representation of the Company. The Company issued the shares to the securities counsel in reliance upon the exemption from registration provided by Section 4(2) and Regulation D, Rule 506, of the Securities Act. Securities counsel represented to the Company that he acquired the shares for his own account, and not with a view to distribution, and that the Company made available to him all material information concerning the Company.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         No report.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On November 5, 2001, the Company filed an Information Statement pursuant to Section 14(c) of the Securities Exchange Act of 1934, as amended. The Information Statement was mailed to all shareholders of the Company in connection with the proposed taking of corporate action pursuant to the written consent of shareholders to be effective November 26, 2001. The Information Statement and the accompanying documents were mailed to shareholders on or about November 6, 2001.

         The written consent of shareholders signed by ten (10) or less shareholders holding a majority of the outstanding shares of Common Stock, which is to be effective November 26, 2001: (i) approves and authorizes the Board of Directors to effectuate the reverse stock split of one-for-ten on November 26, 2001; (ii) approves and ratifies the election of Richard J. Goodhart, Jean-Paul Daveau, Jean-Claude Perche, Steven H. Wahrman and Rhett Kirchhoff as the directors of the Company; and (iii) ratifies the selection of Grassi & Co, P.C. as the independent public accountants of the Company for the fiscal year ending December 31, 2001.

         On November 16, 2001, the Company filed its 10b-17 notice with the National Association of Securities Dealers, Inc. to effectuate the reverse stock split as of November 26, 2001.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits.

         (b)      Reports on Form 8-K:

                  Filed on October 16, 2001
                  Filed on September 18, 2001



SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized

                                         ACCIDENT PREVENTION PLUS, INC.


Dated: November 19, 2001                By: /s/ Jean-Claude Perche
------------------------                   ------------------------------------
                                           Jean-Claude Perche, President


Dated: November 19, 2001               By: /s/ Richard J. Goodhart
------------------------                   ------------------------------------
                                           Richard J. Goodhart, Chief Financial
                                           Officer