Form 10KSB
period 2001-12-31
ACCIDENT PREVENTION PLUS INC
filed 2002-04-17
CIK 1084702

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended December 31, 2001

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

                            9091 North Military Trail
                                   Suites 8-10
                        Palm Beach Gardens, Florida 33418
                            -------------------------
                    (Address of Principal Executive Offices)

                                 (561) 721-2220
                           (Issuer's telephone number)

                             325 Wireless Boulevard
                            Hauppauge, New York 11788

              (Former name, former address and former fiscal year,
                          if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check here if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this Form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State the issuer's revenues for its more recent fiscal year (ending December 31, 2001): $64,628

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of January 31, 2002: $939,724

State the number of shares outstanding of each of the issuer's classes of common equity, as of the most practicable date:

Class                                          Outstanding as of April 12, 2002
Common Stock, $.001 par value                  9,995,262*

*The shares issued and outstanding have been adjusted to take into account the reverse stock split of 10 to 1 effectuated November 26, 2001 and subsequently adjusted to take into account the forward stock split of 1 to 1.2 effectuated April 10, 2002.

                                                                            Page
PART I

ITEM 1. DESCRIPTION OF BUSINESS                                                3

ITEM 2. PROPERTIES                                                            18

ITEM 3. LEGAL PROCEEDINGS                                                     18

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                   20

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED                     21
           STOCKHOLDER MATTERS

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL                     25
           CONDITION AND RESULTS OF OPERATIONS

ITEM 7. FINANCIAL STATEMENTS                                                  33

        CONSOLIDATED BALANCE SHEET                                           F-2

        CONSOLIDATED STATEMENTS OF OPERATIONS AND                            F-3
           COMPREHENSIVE LOSS

        CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIENCY             F-4 - F-5

        CONSOLIDATED STATEMENTS OF CASH FLOWS                          F-6 - F-7

        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                           F-8

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS OF                      34
           ACCOUNTING AND FINANCIAL DISCLOSURE

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND                          35
           CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a)
           OF THE EXCHANGE ACT

ITEM 10.EXECUTIVE COMPENSATION                                                37

ITEM 11.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS                       39
           AND MANAGEMENT

ITEM 12.CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                        40

ITEM 13.EXHIBITS AND REPORTS ON FORM 8-K                                      41

SIGNATURES                                                                    42

ITEM 1. DESCRIPTION OF BUSINESS

FORMATION OF THE COMPANY AND APP LLC

         Accident Prevention Plus, Inc. (the "Company"), which currently trades on the Over-the-Counter Bulletin Board under the symbol "ACPL", was incorporated under the laws of the State of Nevada on October 28, 1998 to become the holding company of Accident Prevention Plus, LLC, a limited liability company ("APP LLC") and International Purchasing Services, Inc., a New York corporation ("IPS-NY"). Since the inception of APP LLC in 1993, APP LLC has been engaged in the design, marketing and distribution of onboard recording systems and fuel monitoring systems for commercial and fleet vehicles.

         Effective as of October 28, 1998, the Company entered into an Exchange Agreement (the "Exchange Agreement") with all of the equity members of APP LLC pursuant to which it was agreed that the equity members would exchange their interests in APP LLC for shares of common stock of the Company and the Company would issue to the equity members shares of its common stock. As of October 28, 1998, the Company issued 1,420,597 shares of its restricted common stock to the equity members of APP LLC in accordance with the terms and provisions of the Exchange Agreement.

         In accordance with the terms and provisions of the Exchange Agreement and the Plan of Reorganization, the Company acts as the holding company of APP LLC and IPS-NY. As used in this Annual Report, the term "Company" will include the subsidiaries of the Company unless otherwise individually referenced.

         ACQUISITION OF INTERNATIONAL PURCHASING SERVICES, INC.

         International Purchasing Services, Inc. ("IPS-NY") was incorporated under the laws of the State of New York on March 3, 1993 to provide general purchasing services for other companies, and is a wholly-owned subsidiary of the Company. Effective as of October 28, 1998, the Company acquired IPS-NY by entering into an Agreement and Plan of Reorganization ("Plan of Reorganization") with IPS-NY pursuant to which it was agreed that (i) the sole shareholder of IPS-NY would transfer all of the issued and outstanding shares of IPS-NY to the Company in exchange for shares of common stock of the Company, and (ii) the Company would issue to the sole shareholder of IPS-NY 297,500 shares of its common stock. As of October 28, 1998, the Company issued 297,500 shares of its restricted Common Stock to the sole shareholder of IPS-NY.

         TERMINATION OF KMR TELECOM LTD.

         Effective as of October 28, 1998, the Company also simultaneously acquired KMR Telecom, Ltd., a corporation organized under the laws of India ("KMR") by entering into an Agreement and Plan of Reorganization with KMR pursuant to which it was agreed that (i) all of the shareholders of KMR would transfer all of the issued and outstanding shares of KMR to the Company in exchange for shares of Common Stock of the Company, and (ii) the Company would issue to the shareholders of KMR an aggregate of 80,000 shares of its Common Stock.

         During October 1999, however, management of the Company determined that there was a mistake of fact involving the Agreement and Plan of Reorganization with KMR. Management discovered that the laws of India prohibited a foreign entity from holding more than a 49% equity ownership interest in a company organized under the laws of India. Therefore, the Agreement and Plan of Reorganization between the Company and KMR was in violation of the laws of India. On November 21, 1999, retroactively effective to October 28, 1998, the Company entered into a Rescission Agreement with KMR pursuant to which it was agreed that (i) the Agreement and Plan of Reorganization with KMR would be set aside, (ii) the previous shareholders of KMR would return to the Company their respective stock certificates evidencing ownership of the 80,000 shares of Common Stock of the Company, and (iii) KMR would cease to be a wholly-owned subsidiary of the Company with no further rights or duties to the Company. The previous shareholders of KMR have returned the stock certificates mistakenly issued to the Company.

         UNITED KINGDOM SUBSIDIARY - ACCIDENT PREVENTION PLUS (UK) LIMITED

         On September 13, 1999, APP-UK formed Accident Prevention Plus (UK) Limited ("APP UK"), as a private limited company under the laws of England and Wales. APP UK is a wholly-owned subsidiary of the Company. Management of the Company intended that APP UK would provide services to the Company including, but not limited to, sales and marketing, administration, and technical support for the United Kingdom marketplace. During fiscal year 2001, APP UK provided limited services to the Company. Management of the Company, therefore, determined that continuation of the business operations of APP UK was not in the best interests of the Company or its shareholders. As of the date of this Annual Report, the Company has closed the office and terminated business operations of APP UK.

         FRANCE SUBSIDIARY - ACCIDENT PREVENTION PLUS, FRANCE (SARL)

         On December 17, 1999, APP-UK formed Accident Prevention Plus, France ("APP France"), as a limited liability company under the laws of France. APP France is a wholly-owned subsidiary of APP UK. Management of the Company intended that APP France would provide services to the Company including, but not limited to, sales and marketing, administration, and technical support for the European marketplace. During fiscal year 2001, APP France provided limited services to the Company. Management of the Company, therefore, determined that continuation of the business operations of APP France was not in the best interests of the Company or its shareholders. As of the date of this Annual Report, the Company has closed the office and terminated business operations of APP France.

         Management's decision to close the offices located in the United Kingdom and France, respectively, was based upon an analysis of (i) costs of operation; and (ii) the proposed restructure of European operations to one central location in Europe to maintain all sales and marketing efforts within the European Economic Community. As of the date of this Annual Report, management of the Company is seeking to identify the best location to establish such a central office based upon consideration of tax issues, personnel availability, servicing of existing and future clients, and potential target market penetration. Management anticipates that such a central office may be established and business operations commenced within the European Economic Community during fiscal year 2002. See "Item 1. Description of Business - Business Operations - Contractual Relations."

BUSINESS OPERATIONS

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

         As of the date of this Annual Report, the Company derives its revenues principally from the marketing and sale of its onboard recording systems, called the AP+Series products, and other related products to customers generally in the fleet management and driver training industries. Additional revenues may be generated by the Company through the implementation of maintenance contracts related to the AP+Series products.

         The Company intends to concentrate its business operations on the distribution, marketing and sales of its AP+Series and related products in (i) the trucking and commercial fleet and driver training industries nationwide and worldwide; (ii) related transportation industries nationwide and worldwide; and
(iii) non-transportation industries, such as the medical fields. As of the date of this Annual Report, management of the Company has been involved in multiple discussions and negotiations with members of the European Economic Community and anticipates immediate generation of revenues from the European marketplace from the sale of its AP+Series products. Management of the Company believes that sales of the AP+Series and related products to its customers in the fleet management and driver training industries will continue to be an important line of business for the Company for the next several years. See "Item 1. Description of Business - Business Operations - Contractual Relations."

         AP+SERIES AND RELATED PRODUCTS

         ONBOARD RECORDING SYSTEMS. The Company designs, develops, markets and sells a comprehensive line of onboard computer recording systems, the APP1000, the APP2000 and the APP3000 (hereinafter, collectively called the "AP+Series"). The AP+Series Products include a dual axis accelerometer designed and developed by the Company to measure the sway of a vehicle, and onboard systems that monitor and record data for accident prevention, driver training and evaluation, and maintenance operations for fleet vehicles. The basic unit hardware is the same for the three series, although the APP2000 and APP3000 series have upgrades and will perform more functions to meet the requirements of the customer. The AP+Series were designed to (i) promote safe and efficient driving practices,
(ii) provide security for unauthorized operational use of a vehicle; (iii) automatically monitor and record vehicle operational data for accident prevention, driver training, driver evaluation and maintenance purposes; and
(iv) reduce the overall costs of maintaining and operating fleet vehicles. Each of the AP+Series onboard recording systems are fully programmable data recorder systems that include a data recorder for each fleet vehicle, a Smart-card for each driver, a central card-reader with management computer software which is compatible with Microsoft Windows.

         The AP+Series are often dubbed "black boxes" after the ones used in large aircraft. The AP+Series units can be custom-designed to specific requirements by using individual operating parameters and are upgradable to meet further needs of fleet management companies as they adapt to a changing world. The AP+Series have the ability to monitor, record and retrieve numerous types of data depending on the individual customer's specific requirements. Some examples of the analyzed categories for the transportation industry include, but are not limited to, (i) driving chronologies (maximum speed, deceleration, idling, last 20 overspeedings, brake occurrences and intensities), (ii) trip chronologies (driver identification, date and time of vehicle usage, total driving time and distance, dangerous braking occurrences), and (iii) vehicular chronologies (distance/speed, engine rpm, lights, water temperature, oil temperature, air pressure, vehicular sway). This data is permanently recorded thus often providing a record of critical information.

         SPECIFIC FEATURES. Management believes that certain features of the AP+Series onboard recording systems provide many cost-effective benefits including reduced fuel consumption, reduction in the occurrence of accidents, better preventative maintenance, reduced over-speeding by drivers, reduced theft, an effective driver training tool, and the potential for reduced insurance rates.

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

         Reporting. As of the date of this Annual Report, the Company has developed a range of "MS Windows Compatible Software", which allows data analysis in both the driver evaluation and training industry and the general fleet management fields of application. The AP+Series automatically records vehicle operational data concurrent with sudden accelerations and decelerations, or collisions. The AP+Series are designed to ensure that the data is secure from power failure and tampering. Such unbaised recorded data may be used for later analysis, such as in accident reports, or to confirm or refute claims that may be made against a company or its drivers. All data recorded from the AP+Series can be printed from an office printer in a variety of standard or customized reports or graphs. These reports can be used in driver education programs, maintenance evaluation of vehicles, and for other general fleet management programs.

         Security. The AP+Series provides security for vehicles and for vehicle data. With use of an APP+Series, operational access to company vehicles can be carefully, quickly and conveniently controlled by the fleet manager.

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

         Smart Card Technology. Management believes that the AP+Series are unique in the industry due to use of the "Smart card" technology. The use of AP+Series custom software gives the AP+Series the ability to be easily upgraded and customized to meet customer specifications and needs. It also gives the AP+Series the ability to be utilized outside of the fleet vehicle market.

         A Smart card is a small electronic device about the size of a credit card that contains electronic memory and an embedded integrated circuit. The integrated circuit laminated into the card holds information securely and accurately. Smart cards can store information that they are programmed for. They can be programmed and accessed by many types of electronic readers and writers.

         Management believes that use of the "Smart card" will allow the AP+Series to be utilized by customers for non-transportation operations, such as use in the medical field for recording and updating patient records and in a wide variety of other fields where the monitoring, recording and tracking of information is critical. "Smart card" technology may even be used by customers of the Company to provide security in any area utilizing the technology including, but not limited to, payroll, drivers' licenses, passports, medical applications, debit cards, and student identification cards. See "Item 1. Description of Business - Business Operations - Manufacturing."

         As of the date of this Annual Report, the Company has under development other products including, but not limited to, the AP+Series 4000, the Fuel Intake Monitorying System ("FIMS"), a proprietary opacity sensor, and a Smart Card interlocking system.

         MANUFACTURING

         During fiscal years 2000 and 2001, the AP+Series products were primarily manufactured by Nexus Corporation, located in Vermont ("Nexus"). At December 31, 2001, Nexus had manufactured approximately 600 AP+Series products.

         The Company also has established relationships with another manufacturing company relating to the manufacture of the accelerometers. The Company entered into a purchase agreement dated October 16, 1998 with Asteria Electronics SDN BHD ("Asteria"), whereby Asteria agreed to manufacture the accelerometers. During fiscal year 2000, Asteria manufactured and delivered to the Company 200 accelerometers. As of the date of this Annual Report, Asteria has an additional 100 accelerometers available which management anticipates receiving within the next four months.

         SCHLUMBERGER TECHNOLOGIES, INC. The Company entered into an agreement dated May 12, 1999 with Schlumberger Technologies, Inc., a manufacturer of the "Smart card" technology ("Schlumberger"). The agreement with Schlumberger generally provides the Company with the non-exclusive right to implement and utilize the Smart card technologies. As a part of such negotiations,

Schlumberger agreed to transfer to APP LLC all technology data relating to the Smart card. Prior to the May 12, 1999 agreement, APP LLC and Schlumberger had entered into a technology transfer agreement pursuant to which Schlumberger agreed to provide APP LLC (i) access to all Smart card technology and associated products for development and distribution by Schlumberger, and (ii) the ability to employ the Smart card technology. APP LLC had also entered into non-disclosure agreements with Schlumberger.

         As of the date of this Annual Report, the Company has the software, tooling, readers and cards to program the AP+Series products for various applications.

         PRODUCT RESEARCH/DEVELOPMENT AND CURRENT STATUS

         AP+SERIES. The AP+Series products have been designed to meet the requirements for the driver evaluation type of application and for the general vehicle management system. During prior fiscal years, product, research and development was designed to expand the Company's potential market by (i) creating and ensuring compatibility between the AP+Series products and communication interface busses, (ii) developing specific sensors, (iii) developing an interface for real time communication and global positioning systems, and (iv) developing products specifically for the needs and requirements of driver training schools. As of the date of this Annual Report, the Company has upgraded its AP+Series products to fill the increased and enhanced capability demands from past and future clients.

         As of the date of this Annual Report, the Company has finalized the APP3000 system. The APP3000 system has been designed to operate properly in countries where temperature, dust and rough conditions are the factors that could adversely affect the operating mode of such a system. Management anticipates a potential slight redesign, which would provide a manufacturing cost reduction of approximately 12% based on 5,000 units. Personnel of the Company have recently examined the APP3000 system and have provided a written report to management describing certain features that may need to be addressed. Management anticipates that such final modifications and testing will be completed in approximately one month from the date of this Annual Report.

         As of the date of this Annual Report, the Company has installed the AP+Series units in over 172 vehicles pursuant to an agreement with AFT-IFTM, the largest driver training institute in Europe ("AFT-IFTM"). AFT-IFTM, which generally promotes the driver training standards for the European Economic Community, has subsequently trained over 30,000 drivers using the AP+Series products in years 2000 and 2001. Management believes that the Company's relationship with AFT-IFTM will enhance the marketability of its products in other countries. See "Item 1. Description of Business - Business Operations - Contractual Relations."

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

         FUEL INTAKE MONITORING SYSTEMS. The Fuel Intake Monitoring System ("FIMS") was designed to automate and simplify many aspects of the fueling process. Through the technological use of radio frequency communication, the FIMS will provide a fleet owner with the ability to prevent fuel theft, receive paperless billing for fuel consumed, and reduce vehicle downtime by simplifying and speeding up the fueling process.

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

         During fiscal year 1996, APP LLC entered into a grant award agreement with the Technology Deployment Center, Pinellas County, FL. in conjunction with the University of South Florida ("USF") for the research, development and design of the FIMS. USF had received a grant of approximately $428,793 for the research, development and design of the FIMS and forwarded such proceeds to a sub-contractor chosen jointly by USF and APP LLC. Pursuant to the terms of the agreement, APP LLC agreed to (i) direct the research, development and design of the FIMS and bring such technology to a saleable commercial product, and (ii) repay to USF structured payments based on revenues generated from the FIMS product sales. Pursuant to the terms of the agreement, in the event no revenues were generated from sales of the FIMS within two years after completion of the funding, all rights to the technology relating to the FIMS will revert exclusively to USF. As of the date of this Annual Report, the Company has not sold FIMS products and according to the terms of the agreement, rights to the technology relating to the FIMS should have reverted to USF. Management anticipates that during the second quarter of 2002, the Company will pursue negotiations with USF regarding its respective percentage ownership interest in the rights to the technology relating to the FIMS in view of the fact that the Company expended its own funds for payment of research and development expenses prior to and after such funding. There is no guarantee that the Company will be successful in such negotiations and may potentially lose all rights to the technology relating to the FIMS.

         OTHER PRODUCTS. In conjunction with a sub-contractor, the Company has also designed and developed a proprietary opacity sensor for incorporation into the AP+Series, which is capable of reading vehicle emissions during the operation of the vehicle. This function will provide fleet managers with the ability to monitor and record in real time and ensure their ability to maintain compliance with measurement requirements of exhaust emissions established under rules and regulations promulgated by the Environmental Protection Agency ("EPA"). Management intends to conduct patent research on this technology, which has been designed to meet such measurement requirements. As of the date of this Annual Report, management anticipates that distribution and marketing of the opacity sensor will begin by approximately the second quarter of fiscal year 2002.

         The Company has planned new product development to meet the needs of a consumer related low-cost system to sell to the major automobile manufacturers.

         CUSTOMERS AND MARKETING

         MARKETING STRATEGY. The Company intends to seek to capture market niches in the fields of transportation and medicine. Some of the proposed developments in the medical field include the use of Smart card technology in doctors' offices, hospitals, ambulances and insurance companies. Management believes that within the transportation industry, the AP+Series products with Smart card technology may be utilized in emergency vehicles for police, fire and ambulance departments. In addition, the AP+Series products with the Smart card technology may be used by a variety of businesses or governmental agencies to create and track drivers' licenses, or to create passports, medical cards or insurance cards, which would provide instant access to critical information.

         The Company intends to market the AP+Series and related products through the use of distribution agreements, joint ventures, direct sales and independent commissioned representatives. To aid in the marketing of the AP+Series and related products, the Company intends to utilize several marketing approaches including advertising in trade publications, press releases, Company sponsored training seminars, speaking engagements and advertising promotional tools, such as CD-ROMs, catalogs and participation in trade shows. The Company intends to make its operational software available in various languages to meet the needs of the particular markets. The Company's services and products are also electronically advertised on the Company's web page at www.applus.com.
The Company will continue to emphasize attendance at trade shows, Company sponsored training seminars, press releases, speaking engagements and independent third party distribution agreements in its marketing efforts. The Company's international sales represented approximately 44% of the Company's total revenues in fiscal year 2001 (excluding the continent of North American). Management intends to direct a significant portion of its marketing efforts toward further market penetration in international markets, with its primary emphasis upon Europe, Africa and Australia.

         DISTRIBUTION AGREEMENTS. From April 1997 through June 1997, APP LLC entered into four separate installation and service agreements with World Asset Management, Inc., which is headquartered in New Milton Hampshire, United Kingdom ("WAM"), Atlantic Financial Management, Inc., which is headquartered in Fouesnant, France ("AFM"), Avignon Trading, Inc., which is headquartered in Savion, Israel ("Avignon"), and Darien Partners Investments, Inc., which is headquartered in Malaysia ("Darien"). Pursuant to the terms of the respective installation and service agreements, WAM, AFM, Avignon and Darien are responsible for (i) establishing distribution and sales channels along with the necessary infrastructure required for the successful marketing of the AP+Series products; and (ii) installation and maintenance of the AP+Series products. In accordance with the terms of the respective installation and service agreements, the Company received $2,500, respectively, from WAM, AFM, Avignon and Darien, and WAM, AFM, Avignon and Darien each received an approximate 4.9% membership interest in APP LLC.

         Although the Company has not generated any significant revenues to date, the Company has established these contractual relations with WAM, AFM, Avignon and Darien in anticipation of future sales and distribution of its products. As of the date of this Annual Report, the contractual arrangements with WAM, AFM, Avignon and Darien primarily provide the Company with installation and service management in the event the Company establishes a presence in these foreign markets through the distribution and sale of the AP+Series and related products. Management believes that these contractual relations will strengthen the Company's structure and potential marketability of the AP+Series and related products, and also places the Company in a favorable position to properly service the AP+Series and related products sold and distributed in those foreign markets.

         AMERICAN OVERSEAS CORPORATION. In addition, APP LLC and American Overseas Corporation ("AOC") an investment company formed under the laws of British Virgin Islands, entered into a distributor agreement dated August 20, 1998 (the "AOC Agreement") pursuant to which AOC agreed to (i) assist in the establishment of marketing and distribution services for the AP+Series and related products worldwide, and (ii) pay APP LLC $5,000,000 within a thirty-six
(36) month period for the non-exclusive unlimited rights to purchase the AP+Series and related products and to sell those products worldwide, with an initial payment of $2,000,000 due and owing on August 20, 1999.

         During July 1999, the AOC Agreement was amended to provide that (i) a $1,000,000 payment would be due and owing sixty days from the date that the Company's shares of common stock commenced trading, (ii) an additional $1,000,000 would be due and owing within eight months from the date that the Company's shares of common stock commenced trading, and (iii) the balance of $3,000,000 would be due and owing on or before August 20, 2001. On December 27, 2000, the Company's shares of common stock commenced public trading on the Over-the-Counter Bulletin Board.

          As of the date of this Annual Report, the Company had received approximately $420,000 from AOC, which was deemed an investment in the Company and classified as paid-in-capital. See "Item 7. Consolidated Financial Statements".

         CONTRACTUAL ARRANGEMENTS

         APACHE FUTURE, INC. On approximately April 2, 2002, the Company and Apache Future, Inc. ("Apache Future") entered into a distribution and installation agreement. Management of the Company believes that Apache Future has established long-standing relationships in the transportation industry by working on a variety of vehicles throughout the United States including fire trucks, motor coaches, transit, light rail, heavy rail, commuter trains and truck resulting in a broad range of experience and expertise. Management of the Company further believes that the contractual relationship between the Company and Apache Future will provide the Company with continual and successful installation, training and on-going support relating to the Company's AP+Series products.

         CARNEGIE MELLON UNIVERSITY/DRIVER TRAINING & SAFETY INSTITUTE. The Company has installed its AP+Series products on all vehicles and one AP+Series unit on a driver training simulator located at Carnegie Mellon University/Driver Training & Safety Institute in Connersville, Pennsylvania ("CM"). Management believes that such installations of the AP+Series products creates a strategic marketing edge for the Company because of the high visibility to governmental agencies, such as the U.S. Department of Transportation, the Federal Highway Administration and other universities and driver training schools. To the best of management's knowledge, management believes there is no other company currently manufacturing products with the required technology capable for such driver training applications. Management further believes that use of the AP+Series products on CM's vehicles and simulators will provide the AP+Series products with greater visibility for the driver training industry.

         Distribution Agreement. On September 22, 2000, the Company entered into a three-year agreement with CM in which (i) the Company granted to CM the exclusive distribution rights to market and distribute the Company's hardware, accessory items and software for occupational driver training purposes and research in North America and countries that are part of the European Economic

Community; (ii) CM agreed to purchase from the Company a minimum of $20,000 of such hardware, accessory items and software products at a distribution cost;
(iii) CM will refer leads to the Company for fleet management and other commercial clients and the Company will pay to CM a 10% commission based on net orders; (iv) the Company will refer leads to CM for potential clients in research and education and CM will pay to the Company a 10% commission based on net orders; and (v) the Company will organize and provide training to CM and promote research and validation performed by CM. As of December 31, 2001, CM has purchased from the Company small quantities of AP+Series products at approximately $22,000.

         European Market. CM is currently participating in certain projects in Europe through EUROTARA Organization and the European Commission concerning improvement of safety on the roads. Management of the Company believes that the European Commission supports a project called "TRAINER", which targets the accidents involving novice drivers and may use a number of tools to provide analysis, such as simulators, vehicles and Skid Pads. During fiscal year 2001, the Company worked on the development of a modified recording system in conjunction with CM for use in training of young and senior drivers for the European Economic Community. Management of the Company believes that utilization of such tools designed to handle the different data comprising the database may involve the Company's AP+Series products.

         During June 2001, the Company's personnel also attended the First Annual World Transportation Transatlantic Summit hosted by CM, which featured use of the Company's modified recording system on both CM vehicle and simulator systems. The Company further provided seminars to attending member countries on the use of the Company's systems. Approximately twenty countries were represented and management of the Company perceives that its products received a favorable reaction from the attendee countries. Management projects that the modified recording system will be completed during the second quarter of 2002 and that marketing will then commence in the European Economic Community.

         During fiscal year 2001, the Company and CM also studied the viability of the use of the technology for study of the "Human Factor" element of driving. This possible use would be able to determine the individual's physical abilities in order to classify the best type of driving suitable for that student through a rating system. This would be done by use of the Smart-card technology and installation of the Company's systems on weight lifting and other types of physical measurement apparatus.

         Data Acquisition System. As of the date of this Annual Report, the Company and CM have entered into an alliance to develop and employ a fast data acquisition system to solve the on-board data collection for Skid Pad and simulation Activity (the "Data Acquisition System"). This research is designed to improve safety on the road by measuring improvement of a driver's skills after using CM simulators and Skid Pad and comparing these emergent devices with the traditional truck education. CM simulators, Skid Pads and trucks are equipped with the Company's AP+Series products. Management of the Company believes that this alliance with CM is very important to the Company's product line because it could be used in numerous applications related to driving education.

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

         CARNEGIE MELLON DRIVER TRAINING AND SAFETY INSTITUTE AND STOUGHTON TRUCKING, INC. On approximately November 1, 2001, the Company, CM and Stoughton Trucking, Inc. ("STI") entered into a cooperative agreement, which provides for an on-board beta-test monitoring and evaluation program of drivers commuting between Stoughton, Wisconsin and Connellsville, Pennsylvania for east coast deliveries. The Company's products will be used exclusively to analyze driver performance and safety behavior. The Company's products will be used in conjunction with the training course provided by STI to establish (i) greater safety control, and (ii) reduction of fuel consumption by up to 25%. Management of the Company believes that such a venture with CM and STI is the cross road between research, industry and education that will enable the Company to move quicker technology at lower prices into fleet vehicles. The beta-test will also be monitored by Trainer, The European Commission Project for electronic training. Management believes that the beta-testing will be followed by a larger implementation scale beginning fiscal year 2002, as soon as conclusive results authorize deployment of the Company's products throughout the driving schools and transportation industries within the United States and Europe.

         AMERICAN TRUCKING ASSOCIATION. On August 1, 1999, the Company and American Trucking Association ("ATA") entered into a contract (the "ATA Contract") pertaining to a federally funded project administered by the Federal Highway Administration and ATA that involves the use of the Company's products to study fatigue in drivers. The ATA Contract provides for the integration of certain "Fatigue Technologies" utilizing the Company's on-board recording systems for data collection and validation of such technologies. The federally funded project is funded pursuant to legislation passed under the Clinton administration, which is designed to reduce accidents on the nation's highways due to driver fatigue.

         During fiscal year 2001, the Company ran successful pilot tests with certain vehicles and worked on modifications to the interface unit that were deemed necessary due to the changes made by the various technologies, which are to be interfaced with the Company's AP+Series systems. As of the date of this Annual Report, the Company is involved in the final installation of the federally funded project by engaging in further pilot project testing and the re-design of the interface to allow collection of data from all the systems (safetrack, Perclos Camera and the Howard Power Center Steering system). ATA is currently testing approximately six groups of four drivers for a period of four weeks each and the Company is responsible for the collection of all data, printing out summary reports by use of the Data Acquisition System and associated software, and creating all required data files. Management believes that the Company's AP+Series systems may subsequently be installed on Challenger Motor Freight trucks located in Canada.

         Other members of the federally funded project consortium include: (i) the University of Pennsylvania, (ii) Canadian Trucking Alliance, (iii) Transport Canada, (iv) Howard Power Steering, (v) Safe-Track, (vi) the United States Department of Transportation, and (vii) Perclos Camera provided by CM.

         JB HUNT TRUCKING PILOT PROGRAM. As of the date of this Annual Report, the Company and J.B. Hunt Trucking ("JBHT") have been engaged in a pilot program test on two long-and local-haul vehicles. Management of the Company believes that the data collected proves the economic savings of utilization of the APP+Series systems and products, and have asked for a presentation of the collected data to management of JBHT. A representative of JBHT was present at CM Driver Training Institute on November 7, 2001 to see additional demonstrations of the APP+Series systems. Management of the Company believes that to date the pilot tests have been successful and anticipates that by the end of the first quarter of 2002, a decision will be made by management of JBHT regarding the potential purchase of lease by JBHT of the Company's AP+Series systems.

         NORTH-SHORE LONG ISLAND JEWISH HEALTH SYSTEMS. The Company entered into an agreement dated August 31, 1999 with North-Shore Long Island Jewish Health Systems ("North Shore Hospital") regarding (i) installation of the APP3000 onboard recording system (which was customized for use by North Shore Hospital) and related products on North Shore Hospital ambulances, and (ii) provision of services to integrate the installed APP3000 and related products with existing technologies utilized by North Shore Hospital. During fiscal year 2000, the Company installed one APP3000 onboard recording system on an ambulance as a test unit and, subject to performance, the Company would then be required to install an additional twenty-nine APP3000 onboard recording systems. As of the date of this Annual Report, the Company did not install any additional APP3000 onboard recording systems. Therefore, on April 3, 2001, North Shore Hospital initiated a lawsuit in the Supreme Court of the State of New York alleging that the Company breached its agreement with North Shore Hospital. See "Item 3. Legal Proceedings".

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

         EMPLOYEES AND CONSULTANTS

         As of the date of this Annual Report, the Company employs two persons on a full time and one person on a part time basis. The Company's President and Executive Vice Presidents are primarily responsible for all day-to-day operations of the Company. See "Item 9. Directors, Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act." Other services are provided by outsourcing and management contracts. As the need arises and funds become available, however, management may seek additional employees as necessary in the best interests of the Company. The following lists and describes certain services performed for the Company by consultants.

     (i) APP LLC and Bristol Consulting Ltd. ("Bristol") entered into a consulting agreement dated July 30, 1998 (the "Bristol Consulting Agreement"), pursuant to which Bristol agreed for a period of five years to (i) assist in the development of an international market for the AP+Series and related product lines; and (ii) provide advice regarding corporate structure, capital acquisition, contracts, equity partners and mergers and acquisitions pertaining to the Middle East and Far East. The Bristol Consulting Agreement further provided that APP LLC would pay to Bristol a monthly fee of $5,000 for the first three months and, thereafter, a monthly fee of $10,000 for the duration of the Bristol Consulting Agreement and that Bristol would have the option to convert any debt due and owing under the Bristol Consulting Agreement into shares of the Company's common stock.

          During fiscal years 2001 and 2000, Bristol performed certain services on behalf of the Company including, but not limited to, (i) the development of international markets and consummation of the distribution contract with AOC; (ii) the establishment of contractual relationships for the manufacture of accelerometers in the Far East. During fiscal years 1998 and 1999, respectively, Bristol was primarily responsible for the introduction to the Company of Asteria, which manufactures the accelerometers for the Company, and for the introduction to the Company of AOC.

          As of August 24, 2001, the Company had accrued a total of $890,916.44 relating to (i) the Bristol Consulting Agreement; (ii) other consulting services rendered; (iii) funds advanced to the Company; (iv) accrued interest; and (v) incurred expenses. Therefore, the Company and Bristol entered into debt forgiveness agreements and settlement agreements pursuant to which the Company agreed to grant to Bristol an option to convert such debt due and owing into shares of the Company's restricted common stock as satisfaction and settlement of the debt. See "Item 5. Market for Registrant's Common Equity and Related Stockholder Matters - Recent Sales of Unregistered Securities".

          As of the date of this Annual Report, the Bristol Consulting Agreement has been terminated and no longer has any force or effect.

    (ii) APP LLC and Royce Anderson & Monroe, Inc. ("Royce Anderson") entered into a consulting agreement dated July 30, 1998 (the "Royce Consulting Agreement"), pursuant to which Royce Anderson agreed for a period of five years to (i) assist with development of a market within the United States and the Western Hemisphere for the AP+Series and related products, and (ii) provide advice regarding corporate structure, acquisitions, mergers and equity partners.

          During fiscal years 2001 and 2000, Royce Anderson performed certain services on behalf of APP LLC including, but not limited to, (i) assistance with the establishment of the marketing and sales structure within APP LLC; and (ii) assistance with the negotiation and consummation of major contractual arrangements. Royce Anderson was also primarily responsible for the Company's contract with North Shore Hospital. During fiscal year 2001, the Company did not pay or accrue any fees to Royce Anderson.

          As of the date of this Annual Report, the Royce Consulting Agreement has been terminated and no longer has any force or effect.

         PATENTS, LICENSES, TRADEMARKS, CONCESSIONS AND ROYALTY AGREEMENTS

         The Company has no patents, licenses, franchises, concessions or royalty agreements that are material to its business as a whole. During fiscal year 2002, management may file an application for trademark protection for its AP+Series products with the United States Patent and Trademark Office. If a certificate of registration for the trademark "AP+Series" is issued, such registration will remain in full force and effect for a period of ten years, subject to satisfaction of certain requirements. Management believes that the Company has not infringed on any existing patents, trade secrets or confidential information because the Company developed its own proprietary software that is used with the AP+Series products. Although management believes that there is no infringement on existing patents, trade secrets or confidential information, there is no assurance that such legal proceedings might not be initiated against the Company.

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

         POLITICAL AND ECONOMIC POLICIES IN FOREIGN COUNTRIES

         The Company intends to enter the global marketplace which includes, but is not limited to, the marketplaces within Europe, South America, Asia & Africa. As a result, the Company's operations and sale of the AP+Series and related products in these countries may be subject to political, economic, legal and other uncertainties occurring within these countries. Changes in policies by the respective governments may result in changes in laws, regulations or the interpretation thereof, confiscatory taxation, restrictions on imports and sources of supply, import duties, corruption, and currency revaluation, all of which may materially and adversely affect the Company. The continuation or increase of any such disparities regarding economic reforms and growth could affect the political and social stability of such countries, and thus the operations of the Company. Moreover, there can be no assurance that future controversies will not arise which would threaten trade relations between the United States and the respective country. In any of such eventualities, the business of the Company could be adversely affected.

ITEM 2.  PROPERTIES

         Except as otherwise described herein, the Company does not own any real estate or other properties. On approximately November 10, 2001, the Company re-located its principal place of business to 9091 North Military Trail, Suites #8, 9 and 10, Palm Beach Gardens, Florida 33409, telephone number
561.721.2220 and facsimile number 561.721.2225. As of the date of this Annual Report, the Company no longer maintains an office in Hauppauge, New York. The Board of Directors of the Company approved the change of the Company's principal place of business based upon several factors including, but not limited to, the annual reduction of approximately 50% in monthly rental overhead. As of the date of this Annual Report, the Company has entered into a two- year lease agreement with The Marquis Corporation, at a monthly rental rate of $2,900, for an aggregate amount of $69,600.

ITEM 3.  LEGAL PROCEEDINGS

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

         On approximately September 21, 2000, HSBC initiated legal proceedings against the Company and Richard Goodhart and Steven Wahrman, individually as guarantors, in the Supreme Court of New York in and for the County of New York (the "HSBC Lawsuit"). In the HSBC Lawsuit, HSBC alleged that the Company failed to comply with and was in default under the terms of the promissory note and supporting financing documents.

         On November 3, 2000, HSBC, the Company and Messrs. Goodhart and Wahrman entered into a settlement agreement (the "HSBC Settlement Agreement"), pursuant to which (i) judgment was confessed for the amounts due and owing HSBC; (ii) the personal guarantees of Messrs. Goodhart and Wahrman were provided and all of the assets of the Company were pledged as collateral to secure the note; and (iii) certain payments were made which included a final payment on or before August 20, 2001 of the outstanding balance of total indebtedness. The terms of the HSBC Settlement Agreement further provided that HSBC (i) agreed to a stipulation of discontinuance (to withdraw its pending suit without prejudice to the re-commencement of same upon a default under the HSBC Settlement Agreement, (ii) agreed to forbear from commencing any other action or proceeding against the Company and Messrs. Goodhart and Wahrman with respect to the indebtedness of the Company until August 20, 2001, (iii) agreed to forbear from entering judgment against the Company and Messrs. Goodhart and Wahrman until August 20, 2001, and
(iv) retain the right to commence an action against the Company and Messrs. Goodhart and Wahrman in the event the Company defaults under the terms of the HSBC Settlement Agreement.

         On approximately August 9, 2001, the Company and HSBC renegotiated the payment terms of the balance due and owing, and HSBC, the Company, Steve Wahrman and Richard Goodhart entered into a ratification and forbearance agreement (the "Ratification Agreement"). At the time of execution of the Ratification Agreement, the Company paid $1,000 to HSBC. The terms of the Ratification Agreement required the Company to pay the balance due and owing in three monthly equal installments by October 23, 2001. The forbearance provisions under the HSBC Settlement Agreement as described above remained in effect.

         As of January 18, 2002, the Company had made all requisite payments and the promissory note was paid in full.

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

         As of the date of this Annual Report, management of the Company and North Shore are engaged in negotiations regarding settlement of the North Shore Lawsuit.

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

         The written consent of shareholders signed by ten (10) or less shareholders holding a majority of the outstanding shares of Common Stock, which was effective November 26, 2001: (i) approved and authorized the Board of Directors to effectuate the reverse stock split of one-for-ten on November 26, 2001; (ii) approved and ratified the election of Richard J. Goodhart, Jean-Paul Daveau, Jean-Claude Perche, Steven H. Wahrman and Rhett Kirchhoff as the directors of the Company; and (iii) ratified the selection of Grassi & Co, P.C. as the independent public accountants of the Company for the fiscal year ending December 31, 2001.

         REVERSE STOCK SPLIT. On November 16, 2001, the Company filed a 10b-17 notice with the National Association of Securities Dealers, Inc. to effectuate the reverse stock split as of November 26, 2001. On November 26, 2001, the reverse stock split was effectuated and the 19,369,007 shares of common stock issued and outstanding were reduced to 1,936,901 shares of common stock issued and outstanding.

         The Board of Directors of the Company unanimously authorized and approved the reverse stock split based on analysis of certain factors including, but not limited to, the following: (i) the Company intends to use its best efforts in the future to cause its shares of common stock to be approved for trading on the American Stock Exchange (the "American Stock Exchange") and the Company has not previously been able to qualify for listing on the American Stock Exchange because its per-share price of $0.23 is below the level required for listing on the American Stock Exchange and its net tangible assets and shareholders' equity are below the minimum requirements of $4,000,000 and $2,000,000, respectively, for inclusion on the American Stock Exchange; (ii) management believes that, based on future generation of revenues and offerings of common stock, the Company may be able to meet the net tangible assets requirement and shareholder equity requirement imposed by the American Stock Exchange; (iii) a reverse stock split at a level of one-to-ten may be sufficient to enable the Company in the future to meet such requirements for listing on the American Stock Exchange; and (iv) a reverse stock split may help the Company to attain both of its goals of achieving a per-share price in excess of $3.00 and increasing the marketability and liquidity of the Company's Common Stock.

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         MARKET INFORMATION

         On December 27, 2000, the Company's common stock commenced trading on the Over-the-Counter Bulletin Board under the symbol "ACPL". The market for the Company's common stock is limited, volatile and sporadic. The following table sets forth the high and low sales prices relating to the Company's common stock for fiscal year 2001. These quotations reflect inter-dealer prices without retail mark-up, mark-down or commissions, and may not reflect actual transactions.

                                               FISCAL YEAR ENDED
                                               DECEMBER 31, 2001

                                           HIGH BID          LOW BID
                                           --------          -------

First Quarter                               $32.50            $14.38
Second Quarter                               10.50              4.50
Third Quarter                                 6.50              1.60
Fourth Quarter                                1.75              1.50

First Quarter 2002                          $ 0.95            $ 0.21

         HOLDERS

         The 9,995,262 shares of common stock outstanding as of the date of this Annual Report are held by approximately 171 holders of record.

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

         FORWARD STOCK SPLIT

         On January 19, 2002, the Board of Directors of the Company authorized and approved a forward stock split of 1 to 1.2 common shares effective April 10, 2002. The Board of Directors based its decision upon an analysis of the Company's potential business prospects, which the Board of Directors believes, will quickly escalate the Company's growth over the next six months. The Board of Directors further believes that the future per-share price of the common stock will reflect that growth, and thus determined that this was an opportunity to reward the Company's shareholders and increase the number of available shares on the market.

         On March 25, 2002, the Company filed a 10b-17 notice with the National Association of Securities Dealers, Inc. to effectuate the forward stock split as of April 10, 2002. On April 10, 2002, the reverse stock split was effectuated and the 8,783,931 shares of common stock issued and outstanding were increased to 10,540,717 shares of common stock issued and outstanding.

         RECENT SALES OF UNREGISTERED SECURITIES

     (i) During fiscal years 1999 and 2000, the Company executed several convertible promissory notes aggregating approximately $952,500. The terms of the respective notes are generally (i) accrual of interest at either 10% or 15% per annum payable monthly in arrears or upon maturity, (ii) due and payable on December 31, 2001, and (iii) after September 30, 2000, the noteholder has the right to convert the principal and accrued interest in whole or in part into shares of common stock at $14.50 per share.

          During January 2001, seven noteholders exercised their respective right to convert the principal and accrued interest on the notes into shares of common stock. Pursuant to the terms of the convertible notes, the Company issued an aggregate of 5,592 shares of its common stock to the seven noteholders based upon conversion of notes in the aggregate amount of $76,400 of principal and $4,688 of interest. The Company issued the shares to the seven noteholders in reliance upon the exemption from registration provided by Section 4(2) and Regulation D, Rule 506, of the Securities Act of 1933, as amended (the "Securities Act"). The noteholders represented to the Company that they acquired the shares for their own respective accounts, and not with a view to distribution, and that the Company made available to them all material information concerning the Company.

          During April 2001, three noteholders exercised their respective right to convert the principal and accrued interest on the notes into shares of common stock. Pursuant to the terms of the convertible notes, the Company issued an aggregate of 68,081 shares of its common stock to the three noteholders based upon conversion of notes in the aggregate amount of $787,000 of principal and $119,088 of interest. The Company issued the shares to the three noteholders in reliance upon the exemption from registration provided by Section 4(2) and Regulation D, Rule 506, of the Securities Act. The noteholders represented to the Company that they acquired the shares for their own respective accounts, and not with a view to distribution, and that the Company made available to them all material information concerning the Company.

    (ii) During 2001, the Company entered into a settlement agreement with Descap Financial Services ("DFS") pursuant to which the Company agreed to settle a debt in the approximate amount of $191,000 due and owing to DFS which included consulting fees, back rent for office space and funding assistance. Pursuant to the terms of the settlement agreement, the Company agreed to issue an aggregate of 27,662 shares of its restricted common stock to DFS at $0.47 per share as settlement of the aggregate debt due and owing to DFS; and (ii) DFS agreed to accept the issuance of the 27,662 shares as settlement for such debt. The Company issued the shares to DFS in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act. DFS represented to the Company that it acquired the shares for its own account, and not with a view to distribution, and that the Company made available to it all material information concerning the Company.

    (iii) On May 1, 2001, the Company issued 17,500 shares of its restricted common stock at $14.50 per share to DFS in settlement of a debt in the amount of $253,750. DFS agreed to accept issuance of the 17,500 shares of restricted common stock at $14.50 per share in settlement of an aggregate debt in the amount of $253,750 due and owing. The Company issued the shares to the creditor in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act. The creditor represented to the Company that he acquired the shares for his account, and not with a view to distribution, and that the Company made available to him all material information concerning the Company.

     (iv) The Company and Bristol Consulting Ltd. ("Bristol") entered into a consulting agreement dated July 30, 1998 for a period of five years (the "Consulting Agreement") pursuant to which the Company agreed to pay Bristol a monthly fee of $5,000 for the first three months of the Consulting Agreement and thereafter a monthly fee of $10,000 for the duration of the Consulting Agreement for services rendered by Bristol to the Company. In accordance with the terms of the Consulting Agreement, Bristol has the option to convert any debt due and owing Bristol under the Consulting Agreement into shares of the Company's restricted common stock at the rate of $0.132 per share.

          During fiscal years 1999 and 2000, Bristol advanced funds to the Company for working capital, which amounts were evidenced by a series of promissory notes, as amended.

          As of August 6, 2001 and August 27, 2001, the Company and Bristol entered into an agreement buyout and forgiveness of debt (the "Forgiveness of Debt Agreement") evidencing an aggregate of $874,778.78 due and owing Bristol as follows: (i) notes payable of $38,500.00; (ii) notes payable short term of $156,000.00; (iii) accounts payable prior to year 2000 of $71,650.00; (iv) accrued consulting fees year 2000 of $160,000.00; (v) accrued interest-long & short term of $14,483.72; (vi) accrued travel & business expenses of $52,145.00; (vii) accounts accrued payable of $102,000.06; and (viii) balance owed against Consulting Agreement of $280,000.00.

          As of August 27, 2001, the Company and Bristol entered into a settlement agreement (the "Settlement Agreement") pursuant to which the Company ratified and confirmed that Bristol and its assignees have the option to convert debt due and owing Bristol into shares of common stock at the rate of $0.132 per share, and agreed to settle the aggregate debt of $874,778.78 due and owing by the granting of such option to Bristol and its assignees to convert the aggregate debt into 6,627,112 shares of the Company's restricted common stock at the rate of $0.132 per share (which option would not be subject to adjustments pursuant to any reverse stock split, recapitalization, combination of shares, exchange of shares or other like change in the capital structure of the Company, based upon Bristol's role in bringing new management to the Company, assistance in raising additional capital in which certain shares of common stock issued to Bristol have been and will be used to satisfy other contractual debts of the Company).

          On November 14, 2001, the Board of Directors held a meeting at which it (i) ratified the Settlement Agreement and approved the issuance of 6,627,112 shares of its restricted Common Stock to Bristol and its assignees to satisfy the debt of $874,778.78; (ii) acknowledged that Bristol had entered into certain assignment agreements dated July 30, 1998 with Sampson Global Ltd., World Asset Management Ltd. and Atlantic Financial Enterprises Ltd., respectively (the "Entities) in which Bristol proportionately assigned to the Entities certain of its rights to the debt and to its right to the option to convert the debt into shares of common stock; (iii) acknowledged receipt of conversion notices from the Entities, respectively; (iv) authorized the issuance of an aggregate of 1,098,485 shares of its restricted common stock to the Entities to settle a portion of the debt due and owing to Bristol in the amount of $145,000.00.

          On November 30, 2001, the Company issued the shares to Sampson Global Ltd., World Asset Management Ltd. and Atlantic Financial Enterprises Ltd. in reliance upon the exemption from registration provided by
          Section 4(2) of the Securities Act. Each of the Entities represented to the Company that it acquired the shares for its own respective account, and not with a view to distribution, and that the Company made available to it all material information concerning the Company.

          As of December 13, 2001, the Company and Bristol entered into an amendment to the Forgiveness of Debt Agreement evidencing an aggregate of $890,916.44 due and owing Bristol as follows: (i) accounts payable of $71,650.00; (ii) notes payable of $223,403.89; (iii) accrued interest of $10,862.55; (iv) accrued consulting fees payable of $345,000.00; and (v) balance owed against Consulting Agreement of $240,000.00.

          As of December 13, 2001, the Company and Bristol entered into an amendment to the Settlement Agreement pursuant to which the Company ratified and confirmed that Bristol and its assignees have the option to convert debt due and owing Bristol into shares of common stock at the rate of $0.132 per share, and agreed to settle the aggregate debt of $890,916.44 due and owing by the granting of such option to Bristol and its assignees to convert the aggregate debt into 6,749,367 shares of the Company's restricted common stock at the rate of $0.132 per share (which option would not be subject to adjustments pursuant to any reverse stock split, recapitalization, combination of shares, exchange of shares or other like change in the capital structure of the Company, based upon Bristol's role in bringing new management to the Company, assistance in raising additional capital in which certain shares of common stock issued to Bristol have been and will be used to satisfy other contractual debts of the Company).

          On January 16, 2002, the Board of Directors held a meeting at which it
          (i) approved the amendment to the Settlement Agreement and the issuance of 6,749,367 shares of restricted common stock to Bristol and its assignees to satisfy the debt of $890,916.44; (ii) acknowledged that Bristol had entered into certain assignment agreements dated July 30, 1998 with Sampson Global Ltd., World Asset Management Ltd. and Atlantic Financial Enterprises Ltd., respectively, in which Bristol proportionately assigned to the Entities certain of its rights to the debt and to its right to the option to convert the debt into shares of common stock; (iii) acknowledged receipt of a conversion notice from Sampson Global Ltd.; (iv) authorized the issuance of an aggregate of 454,545 shares of its restricted common stock to Sampson Global Ltd. and the issuance of 5,196,337 shares of its restricted common stock to Bristol to settle the remaining debt due and owing to Bristol in the amount of $745,916.44.

          On January 24, 2002, the Company issued the shares to Bristol and Sampson Global Ltd. in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act. Bristol and Sampson Global Ltd. each represented to the Company that it acquired the shares for its own respective accounts, and not with a view to distribution, and that the Company made available to it all material information concerning the Company.

          In September 2001, the Company entered into a Settlement Agreement with Royce. Pursuant to which the Company agreed to settle a debt in the approximate amount of $123,000. Due and owing to which included consulting fees. The Company agreed to issue an aggregate of 30,000 shares.

See "Item 11. Security Ownership of Certain Beneficial Owners and Management".

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

         Statements made in this Form 10-KSB that are not historical or current facts are "forward-looking statements" made pursuant to the safe harbor provisions of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934. These statements often can be identified by the use of terms such as "may," "will," "expect," "believe," "anticipate," "estimate," "approximate" or "continue," or the negative thereof. The Company intends that such forward-looking statements be subject to the safe harbors for such statements. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management's best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond the control of the Company that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. These factors include adverse economic conditions, risks of foreign operation, entry of new and stronger competitors, inadequate capital and unexpected costs. The Company disclaims any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

         This section should be read in conjunction with the Company's Consolidated Financial Statements included herein. Certain of the financial statements and the discussion below in the comparative fiscal year ends include reference to accounts and balances of the Company, which includes APP LLC, IPS-NY, APP UK and APP France, the Company's wholly-owned subsidiaries.

         GENERAL

         As of the date of this Annual Report, management of the Company believes that the Company is in a viable operational position. Management of the Company also believes that the AP+Series products are now fully integrated logistic solution systems that have increased the Company's marketability expotentially. Management believes that upon finalization its AP+Series products will be able to satisfy any vehicle specifications and requirements worldwide. The design for the APP3000 system has been finalized and is ready for sale and distribution to the target market. The Company is continuing its development of the APP4000 system. Management anticipates that the APP4000 system will include features such as a global positioning system ("GPS") for vehicular tracking, mapping and communications, an in-vehicle alcohol sensor/breathalyzer unit, a fatigue sensor which will monitor and record driver alertness, and a fingerprint application for greater security when used in conjunction with the "Smart card". Management intends to focus on integration of the APP4000 system's features with satellite communication to further meet the needs of the transportation companies. As of the date of this Annual Report, management anticipates that development of the APP4000 system will be completed in approximately two months.

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

         During fiscal year 2001, management of the Company deemed it imperative that the business operations of the Company be directed and focused on the distribution, marketing and sales channels for its products. As of the date of this Annual Report, the Company derives its revenues principally from the marketing and sale of onboard recording systems, called the AP+Series products, and other related products to customers generally in the fleet management and driver training industries. Additional revenues are generated by the Company through the implementation of maintenance contracts and integration contracts and its subsidiary.

         Management intends to focus the Company's marketing strategy for the sale and distribution of its AP+Series products in North American, South America, Central America, Europe and the Pacific Rim. The Company has entered into contractual relations regarding sales, service and installation with two prominent companies within the transportation industry. One agreement covers the United Kingdom and the other agreement covers North America.

         During fiscal year ended December 31, 2001, sales of the AP+Series and related products to the Company's customers accounted for approximately 100% of total gross revenues. Although the Company intends to expand its marketing of the AP+Series and related products in non-transportation industries, such as the medical fields, management of the Company believes that sales of the AP+Series and related products to its customers in the fleet management and driver training industries will continue to be an important line of business for the Company for the next several years.

         FISCAL YEAR ENDED DECEMBER 31, 2001 COMPARED WITH FISCAL YEAR ENDED DECEMBER 31, 2000

         RESULTS OF OPERATION. The Company's net losses for fiscal year ended December 31, 2001 were approximately $2,667,354 compared to a net loss of approximately $2,663,308 for fiscal year ended December 31, 2000 (an increase of $4,046 or 1%).

         Net sales for fiscal years ended December 31, 2001 and 2000 were $64,628 and $654,568, respectively. Net sales decreased by approximately $589,940 or 90% for fiscal year ended December 31, 2001 as compared to fiscal year ended December 31, 2000. The decrease in net sales during fiscal year ended December 31, 2001 was primarily due to the lack of substantial sales of the Company's AP+Series products to its customers.

         Gross profit (loss) for fiscal years ended December 31, 2001 and 2000 amounted to $(52,053) and $462,838, respectively, or a net decrease of $514,891.

         The decrease in gross profit is primarily a result of a decrease in net sales during fiscal year ended December 31, 2001. Moreover, the overall decrease in net sales and gross profit during fiscal year ended December 31, 2001 as compared with the net sales and gross profit realized during fiscal year ended December 31, 2000 is primarily a result of discounts for volume purchases, reduced component costs, and cost savings from the redesign of the PC board, which were realized during fiscal year ended December 31, 2000 and which factors were not reflected in net sales and gross profit realized during fiscal year ended December 31, 2001. Management also attributes the net sales and gross profit realized during fiscal year ended December 31, 2000 to a strong marketing campaign and fulfillment of major contracts, which factors were not as successfully realized during fiscal year ended December 31, 2001. In order to increase net sales and gross profit for fiscal year 2002, the Company has entered into various agreements with certain entities to establish distribution channels, corporate structures, contract applications in foreign and domestic countries, performance of certain pilot tests, and development of new products.

         The substantial increase in net loss during fiscal year ended December 31, 2001 as compared to fiscal year ended December 31, 2000 is also attributable to selling, general and administrative expenses. Selling, general and administration expenses include general corporate overhead, administrative salaries, shipping and warehousing costs, selling expenses, consulting costs, and professional fees.

         Selling, general and administrative expenses for fiscal years ended December 31, 2001 and 2000 were $1,921,972 and $2,351,079, respectively (a decrease of $429,107 or 18%). The decrease in selling, general and administrative expenses for fiscal year ended December 31, 2001 were primarily due to the Company incurring less cost associated with its officers salaries, consulting/professional fees, and personnel costs.

         Research and development expenses for fiscal year ended December 31, 2001 were $7,393 as compared to $150,645 for fiscal year ended December 31, 2000 (a decrease of $143,252). The decrease in research and development expenses during fiscal year ended December 31, 2001 is primarily due to limited funds and the emphasis by the Company on the marketing of its products as compared to the dedication of funds to research and development during fiscal year ended December 31, 2000 for the development of an upgradeable modular unit (to assist in product line diversification), the development of an advanced system to be used in ambulances pertaining to the contract between the Company and North Shore Hospital, and the emphasis on the perfection and expansion of the capabilities of the Company's products. Management believes that as the Company's cash flow increases, additional funds will be expended on further research and development relating to new products. Management intends to hire in-house engineers to lower the expenses related to subcontracting out for the development of its products.

         Interest expense decreased to $139,634 during fiscal year ended December 31, 2001 compared to interest expense of $292,169 during fiscal year ended December 31, 2000 (a decrease of $152,535 or 52%). The decrease in interest expense resulted primarily from the settlement of certain debts and accrued interest due and owing and the conversion of certain convertible notes payable.

         Other losses during fiscal year ended December 31, 2001 include amortization of debt discount in the amount of $526,451, resulting from the debt settlement with Bristol.

         As a result of these factors, net loss for the year ended December 31, 2001 was $2,667,354, an increase of $4,046 or 1%, as compared to a net loss of $2,663,308 for the year ended December 31, 2000. Management believes that the increase in net loss during the fiscal year ended December 31, 2001 as compared to fiscal year ended December 31, 2000 is attributable primarily to a substantial decrease in net sales, the incurrence of selling, general and administrative expenses, and the amortization of debt discount. The Company's comprehensive net loss during fiscal year ended December 31, 2001 was approximately ($2,673,029) or ($1.43) per common share compared to a comprehensive net loss of ($2,658,298) or ($1.50) per common share during the fiscal year ended December 31, 2000. The weighted average number of common shares outstanding were 1,870,282 for fiscal year ended December 31, 2001 compared to 1,780,632 for fiscal year ended December 31, 2000.

         LIQUIDITY AND CAPITAL RESOURCES. The Company is experiencing a liquidity crisis and is raising additional capital. Further, the Company has not generated sufficient cash flow to fund its operations and activities. Historically, the Company has relied upon internally generated funds, funds from the sale of shares of stock and loans from its shareholders and private investors to finance its operations and growth. Management intends to raise additional capital through further public or private offerings of its stock or loans from private investors, although there can be no assurance that the Company will be able to obtain such financing. The Company's future success and viability are entirely dependent upon the Company's ability to generate sufficient revenues and to raise of additional capital. Management is optimistic that the Company will be successful in its capital raising efforts; however, there can be no assurance that the Company will be successful in raising additional capital. The failure to raise additional capital will have a material and adverse affect upon the Company and its shareholders.

         The Company's financial statements have been prepared assuming that it will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should the Company be unable to continue in operations.

         The Company generated $64,628 in net sales as of fiscal year ended December 31, 2001, a decrease of approximately 90% over revenues of $654,568 generated as of fiscal year ended December 31, 2000. Although there was a decrease in net sales during fiscal year ended December 31, 2001, management anticipates that overall generation of revenues will continue to increase on an annual basis based on existing contracts and pilot programs for testing of the products that are now coming to finalization. Pilot programs currently exist with approximately seventeen companies.

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

         As of December 31, 2001, the Company's current assets were $44,456 and its current liabilities were $4,156,005, which resulted in a working capital deficit of $4,111,549. As of December 31, 2001, the Company's total assets were $113,973 and its total liabilities were $4,156,005. As of December 31, 2001, the Company's total liabilities exceeded its total assets by $4,042,032. The Company's stockholders' deficit decreased from ($4,660,145) for fiscal year ended December 31, 2000 to ($4,223,221) for fiscal year ended December 31, 2001.

         As of December 31, 2001, the Company was not in compliance with terms of certain loans due to a financial institution in the approximate amount of $535,522, requiring the loan to be reflected as current liabilities. As of the date of this Annual Report, the financial institution has either taken limited action or no action. Although management is optimistic that they will be able to negotiate waivers and/or restructure this loan, investors are cautioned that there can be no assurance that management will be able to achieve these objectives. Also, included in the current liabilities are accounts payable of $935,723, $816,453 of notes and loans payable-related parties, $1,334,764 of accrued expenses and other liabilities, $250,000 in convertible note payable-related parties, $180,000 of convertible note payable.

         As of December 31, 2001, the Company's assets consisted primarily of $38,675 in inventory, $5,781 in prepaid expenses, $26,413 in property and equipment, and $43,104 in other long term assets.

         For the fiscal year ended December 31, 2001, the net cash used in operating activities was $318,309 compared to $1,045,282 for fiscal year ended December 31, 2000 (a decrease of $726,973 or 70%). The decrease in net cash used in operating activities was comprised of (i) amortization of debt discount of $526,451 for fiscal year ended December 31, 2001 compared to $-0- for fiscal year ended December 31, 2001; and (ii) common stock issued for consulting and other expenses of $492,471 for fiscal year ended December 31, 2001 compared to $-0- for fiscal year ended December 31, 2000.

         The Company increased its capital expenditures to $10,515 for fiscal year ended December 31, 2001 compared to $3,494 for fiscal year ended December 31, 2000, all of which relate to the purchase of equipment.

         The Company decreased its net cash from financing activities for fiscal year ended December 31, 2001 to $328,234 compared to $1,025,620 for fiscal year ended December 31, 2000 (a decrease of $697,386 or 70%). The major components were (i) repayments of notes and loans payable of $368,105 for fiscal year ended December 31, 2001 compared to $164,012 for fiscal year ended December 31, 2000; and (ii) proceeds from issuance of notes/loans payable and cash contribution by shareholder of $221,565 and $440,866, respectively, for fiscal year ended December 31, 2001 compared to $1,143,000 proceeds from issuance of convertible notes payable for fiscal year ended December 31, 2000.

         The Company may have violated federal and state securities laws in connection with the sales of its shares of common stock to investors under a private placement offering that was not registered under the federal securities laws. The offering and sale of such shares of the Company's common stock pursuant to its Private Placement Memorandum dated January 27, 1999 and April 7, 1999, respectively, was conducted pursuant to an exemption from registration in accordance with Regulation D, Rule 504, under the Securities Act. The Company continued to sell its shares of common stock to investors after the date the Company effectively became a reporting company under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). The exemption under Rule 504 of Regulation D and any other exemption may not have been available to the Company for these sales. As a result, the private placement may have violated federal securities laws. Moreover, certain state securities rules and regulations may not have been complied with to ensure availability of a private placement transactional exemption. As of December 31, 2001, the Company had repaid to investors proceeds of $21,750 from the issuance of such stock. As of December 31, 1999, the Company had received proceeds in the amount of $202,939 from the issuance of shares of Common Stock to investors under the private placement offerings, which may be in possible violation of federal and state securities laws. As of the date of this Annual Report, management estimates that the Company's potential rescission liability is in the amount of $181,189.

         MATERIAL COMMITMENTS

         In connection with the research and development expenses and other overhead costs over the prior fiscal years, the Company, through its subsidiary and other arrangements with its officers/shareholders, borrowed funds pursuant to various contractual arrangements representing the following material commitments.

         BANK OF SMITHTOWN. A significant and estimated commitment for the Company for fiscal year 2002 is the amounts due and owing under a promissory note with Bank of Smithtown. On November 30, 1998, the Company, its subsidiaries, IPS-NY and APP LLC, and Richard Goodhart entered into a settlement agreement with the Bank of Smithtown in connection with a default by IPS-NY under a promissory note dated April 13, 1995 in the amount of $100,000 and a second promissory note dated December 24, 1996 in the amount of $500,000. Pursuant to the terms of the settlement agreement, IPS-NY made two separate payments of $23,208 and $20,000 during November 1998 and a payment of $16,792 during March 1999. Additionally, IPS-NY executed a new promissory note in the amount of $60,620 bearing interest at 9% per annum and maturing in one year (representing the accrued and unpaid interest on the original note of $500,000). In lieu of canceling the original $500,000 note, the Company also executed a new promissory note in the amount of $500,000 bearing interest at prime plus 2% per annum. Pursuant to the terms of the new promissory note, the Company is required to make monthly payments of (i) $5,000 during the first year (December 1, 1998 through November 30, 1999), (ii) $10,000 during the second year (December 1, 1999 through November 30, 2000, and (iii)$15,000 during the third year (December 1, 2000 through November 30, 2001. At the end of the third year, the entire principal balance remaining together with any accrued interest shall be due and payable. Such notes associated with the settlement agreement are secured by the assets of the Company and the shares of Common Stock owned of record by Richard Goodhart, the Company's then Chief Executive Officer.

         As of December 31, 2001, the principal balance on the newly issued $500,000 note, the newly issued $60,620 note and the original $100,000 note are $424,200, $43,828 and $24,509, respectively. Although the Company has complied with its payment obligations through December 31, 2000, as of the date of this Annual Report, the Company is not in compliance with its monthly payment schedule. Management believes that it will be successful in re-negotiating the terms and conditions of the settlement agreement with Bank of Smithtown in order to reduce its monthly payments. Management anticipates that the renegotiated monthly payments will be reduced by approximately $7,500 per month (approximately 50%). As of the date of this Annual Report, Bank of Smithtown has not initiated any legal action against the Company.

         EMPLOYMENT AGREEMENTS. The Company entered into employment agreements dated July 1, 2001, with three of its executive officers/directors, Mr. Richard
J. Goodhart, Mr. Steven Wahrman and Mr. Jean Paul Daveau (collectively, the "Employment Agreements"). Pursuant to the terms and provisions of the Employment Agreements, each officer/director is to receive (i) an annual salary of $120,000; (ii) an annual cash bonus equal to one percent (1%) of the annual net profits for the preceding fiscal year; and (iii) stock options to purchase 500,000 shares of restricted common stock of the Company at $1.45 per share within five years from the effective date of the employment agreement. Other benefits provided for in each respective employment agreement are disability and health insurance coverage, automobile and expense allowances and travel and entertainment allowances.

         Pursuant to the provisions of the respective Employment Agreements, stock options (not to be governed by the Non-Qualified Stock Option Plan) were granted to (i) Mr. Richard Goodhart to purchase 4,121,128 shares of restricted common stock at $0.34 per share; (ii) Mr. Steven Wahrman to purchase 1,617,840 shares of restricted common stock at $0.34 per share; and (iii) Mr. Jean Paul Daveau to purchase 1,500,000 shares of restricted common stock at $0.34 per share, within five years (collectively, the "Stock Options").

         The Stock Options granted to Messrs. Goodhart, Wahrman and Daveau in the amounts set forth above at an exercise price of $0.34 per share, which exercise price the board of directors of the Company believed was at least equal to the fair market value price of the Company's shares of common stock on June

29, 2001. The board of directors authorized and approved the grant of Stock Options, which included provisions for anti-dilution protection. The grant of such Stock Options was absolute and not subject to adjustment for any future reorganization, recapitalization, reverse stock split, combination of shares, merger or consolidation.

         As of the date of this Annual Report, the Company has not paid any salary or amounts towards accrued interest to any of the executive officers/directors under the Employment Agreements. As of December 31, 2001, the officer/director each has respectively waived the accrual and payment of such salary and interest in the aggregate amount of $590,000, and released the Company from any liability thereunder. See "Item 10. Executive Compensation".

         As of the date of this Annual Report, management of the Company intends to enter into negotiations regarding termination of the respective Employment Agreements, and the action of the then Board of Directors regarding the issuance of the Option Plan.

         PAYROLL TAXES. As of December 31, 2001, the Company owes approximately $97,000 for payroll taxes and related estimated penalties and interest. The Internal Revenue Service and the Employment Commission of the State of New York have filed liens against the Company, respectively. Such taxing authorities have the power to generally seize the assets of the Company to pay off such amounts due and owing.

         As of the date of this Annual Report, the Company is engaged in negotiations with and has offered a compromise to the Internal Revenue Service to reduce the Company's liability. The Company has not entered into any formal contractual arrangements with the State of New York for repayment of such taxes, penalties and interest. Management intends to continue making payments as funds are available until such arrangements are consummated.

         Management of the Company anticipates that its ability to raise additional capital from private investors through the sale of debt or equity instruments, and the ability of the Company to generate future revenues from the sale of its AP+Series products and related products, will provide the necessary funds to the Company for payment of such expenses associated with its material commitments for fiscal year 2002.

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

         AUDIT FEES. As of the date of this Annual Report, the Company has incurred approximately $43,000 as fees billed by its principal independent accountant for professional services rendered in connection with preparation of the Company's audited financial statements for fiscal year ended December 31, 2001. For fiscal year ended December 31, 2001, the Company incurred approximately $16,500 as fees billed by its prior principal independent accountant for all other non-audit services (including reviews of the Company's quarterly financial statements).

ITEM 7.  FINANCIAL STATEMENTS

         The information required under Item 310(a) of Regulation S-B is included in this report as set forth in the "Index to Consolidated Financial Statements".

                 ACCIDENT PREVENTION PLUS, INC. AND SUBSIDIARIES

                        CONSOLIDATED FINANCIAL STATEMENTS

                 FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000

                 ACCIDENT PREVENTION PLUS, INC. AND SUBSIDIARIES

                        CONSOLIDATED FINANCIAL STATEMENTS

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS





                                                                        Page No.
                                                                        --------

Independent Auditors' Report                                               F-1


Consolidated Balance Sheet                                                 F-2
  At December 31, 2001


Consolidated Statements of Operations and Comprehensive Loss               F-3
  For the Years Ended December 31, 2001 and 2000


Consolidated Statements of Stockholders' Deficiency                    F-4 - F-5
  For the Years Ended December 31, 2000 and 2001


Consolidated Statements of Cash Flows                                  F-6 - F-7
  For the Years Ended December 31, 2001 and 2000


Notes to Consolidated Financial Statements                            F-8 - F-27

                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------




To the Board of Directors
Accident Prevention Plus, Inc.


We have audited the accompanying consolidated balance sheet of Accident Prevention Plus, Inc. and Subsidiaries as of December 31, 2001, and the related consolidated statements of operations and comprehensive loss, stockholders' deficiency, and cash flows for the years ended December 31, 2001 and 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Accident Prevention Plus, Inc. and Subsidiaries as of December 31, 2001 and the results of their operations and their cash flows for the years ended December 31, 2001 and 2000 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has suffered recurring losses from operations, has not generated significant revenue from its operations and at December 31, 2001 has a net working capital deficiency and a stockholders' deficiency. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plan in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.





----------------------------
GRASSI & CO., CPAs, P.C.


New York, New York
March 14, 2002

                 ACCIDENT PREVENTION PLUS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET

                              AT DECEMBER 31, 2001


                                     ASSETS
                                      -----


      Current Assets:
        Inventory                                                   $    38,675
        Prepaid expenses and other current assets                         5,781
                                                                    ------------
            Total Current Assets                                         44,456

      Property and Equipment, Net                                        26,413

      Other assets                                                       43,104
                                                                    ------------
            Total Assets                                            $   113,973
                                                                    ============

                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY
                    ----------------------------------------
      Current Liabilities:
        Cash overdraft                                              $     8,623
        Notes and loans payable                                         630,442
        Notes and loans payable - related parties                       816,453
        Convertible notes payable                                       180,000
        Convertible notes payable - related parties                     250,000
        Accounts payable                                                935,723
        Accrued expenses and other liabilities                        1,334,764
                                                                    ------------
            Total Current Liabilities                                 4,156,005
                                                                    ------------

      Common Stock Subject to Rescission
        Offer, - $.001 par value, 12,496
        shares issued and outstanding                                   181,189
                                                                    ------------
      Commitments & Contingencies (Notes 1,
        2, 6, 7, 8, 9, 10, 11, 12 and 15)

      Stockholders' Deficiency:
        Common stock - $.001 par value,
          50,000,000 shares authorized;
          3,040,552 issued and outstanding                                3,041
        Additional paid-in capital                                    4,279,318
        Accumulated deficit                                          (8,505,580)
                                                                    ------------
            Total Stockholders' Deficiency                           (4,223,221)
                                                                    ------------
           Total Liabilities and Stockholders'  Deficiency          $   113,973
                                                                    ============











The accompanying notes are an integral part of these consolidated financial statements.

                 ACCIDENT PREVENTION PLUS, INC. AND SUBSIDIARIES

          CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS



                                                       For the Years Ended
                                                           December 31,
                                                   -----------------------------
                                                        2001            2000
                                                   ------------     ------------

Net Sales                                          $    64,628      $   654,568

Cost of Sales                                          116,681          191,730
                                                   ------------     ------------
Gross Profit (Loss)                                    (52,053)         462,838
                                                   ------------     ------------
Expenses:
  Selling, general and administrative                1,921,972        2,351,079
  Research and development                               7,393          150,645
                                                   ------------     ------------
      Total Expenses                                 1,929,365        2,501,724
                                                   ------------     ------------
Loss Before Other Income (Expenses)                 (1,981,418)      (2,038,886)
                                                   ------------     ------------
Other Income (Expenses):
  Write-off of due from affiliate                            -         (320,448)
  Amortization of debt discount                       (526,451)               -
  Loss on foreign currency transactions                (19,851)         (14,242)
  Gain on sale of equipment                                  -            2,437
  Interest expense                                    (139,634)        (292,169)
                                                   ------------     ------------
      Total Other Expenses                            (685,936)        (624,422)
                                                   ------------     ------------
Loss Before Provision For Income Taxes              (2,667,354)      (2,663,308)

Provision For Income Taxes                                   -                -
                                                   ------------     ------------
Net Loss                                            (2,667,354)      (2,663,308)

Other Items of Comprehensive Operations
  - Foreign Currency Translation                        (5,675)           5,010
                                                   ------------     ------------
Comprehensive Loss                                 $(2,673,029)     $(2,658,298)
                                                   ============     ============

Basic Earnings Per Share:
  Net Loss                                         $     (1.43)     $     (1.50)
                                                   ============     ============
  Weighted Average Number of Shares
    Outstanding                                      1,870,282        1,780,632
                                                   ============     ============







The accompanying notes are an integral part of these consolidated financial statements.


                                ACCIDENT PREVENTION PLUS, INC. AND SUBSIDIARIES

                              CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY

                                FOR THE YEARS ENDED DECEMBER 31, 2000 AND 2001



                                                                                                  Other
                                                                                               Accumulated
                                                                                              Comprehensive
                                                         Common Stock           Additional    Comprehensive
                                                  -------------------------      Paid-in         Income
                                                    Shares         Amount        Capital         (Loss)
                                                  ----------     ----------     ----------     -----------
                                                      (1)

For the Year Ended December 31, 2000:
-------------------------------------

Balances at December 31, 1999                      1,763,824     $    1,764     $  675,929     $      665

Issuance of common stock issued to
  officer in connection with signing
  of employment contract                              25,000             25        362,475              -
Issuance of common stock in
  connection with settlement of debt
  and purchase of  intangibles                        10,000             10        144,990              -
Common stock issuance costs                                -              -        (12,787)             -
Foreign currency translation
  adjustment                                               -              -              -          5,010
Net loss                                                   -              -              -              -
                                                  -----------    -----------    -----------    -----------
Balances at December 31, 2000                      1,798,824     $    1,799     $1,170,607     $    5,675
                                                  ===========    ===========    ===========    ===========

For the Year Ended December 31, 2001
-------------------------------------

Balances at December 31, 2000                      1,798,824     $    1,799     $1,170,607     $    5,675

Cash contribution by shareholder                           -              -        440,866              -
Issuance of common stock for
  convertible notes                                   68,081             68        987,108              -
Forgiveness of debt by shareholders                        -              -         75,464              -
Common stock issuance cost                                 -              -         (2,888)             -
Issuance of common stock for
  consulting and other expenses                       75,162             75        347,396              -
Amortization of debt discount                              -              -        526,451              -
Foreign currency translation
  adjustment                                               -              -              -         (5,675)
Issuance of common stock for Bristol
  consulting fees                                  1,098,485          1,099        143,901              -
Cancellation of accrued salaries due
  to officers                                              -              -        590,413              -
Net loss                                                   -              -              -              -
                                                  -----------    -----------    -----------    -----------
Balances at December 31, 2001                      3,040,552     $    3,041     $4,279,318     $        -
                                                  ===========    ===========    ===========    ===========


(1)      Share amounts have been restated to reflect the one-for-ten reverse stock split on November
         26, 2001.






          The accompanying notes are an integral part of these consolidated financial statements.

                 ACCIDENT PREVENTION PLUS, INC. AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY

                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 2001







                                                                      Total
                                                   Accumulated     Stockholders'
                                                     Deficit        Deficiency
                                                   ------------     ------------

For the Year Ended December 31, 2000:
-------------------------------------

Balances at December 31, 1999                      $(3,174,918)     $(2,496,560)

Issuance of common stock issued to
  officer in connection with signing
  of employment contract                                     -          362,500
Issuance of common stock in
  connection with settlement of debt
  and purchase of  intangibles                               -          145,000
Common stock issuance costs                                  -          (12,787)
Foreign currency translation
  adjustment                                                 -            5,010
Net loss                                            (2,663,308)      (2,663,308)
                                                   ------------     ------------
Balances at December 31, 2000                      $(5,838,226)     $(4,660,145)
                                                   ============     ============

For the Year Ended December 31, 2001:
-------------------------------------

Balances at December 31, 2000                      $(5,838,226)     $(4,660,145)

Cash contribution by shareholder                             -          440,866
Issuance of common stock for
  convertible notes                                          -          987,176
Forgiveness of debt by shareholders                          -           75,464
Common stock issuance cost                                   -           (2,888)
Issuance of common stock for
  consulting and other expenses                              -          347,471
Amortization of debt discount                                -          526,451
Foreign currency translation
  adjustment                                                 -           (5,675)
Issuance of common stock for Bristol
  consulting fees                                            -          145,000
Cancellation of accrued salaries due
  to officers                                                -          590,413
Net loss                                            (2,667,354)      (2,667,354)
                                                   ------------     ------------
Balances at December 31, 2001                      $(8,505,580)     $(4,223,221)
                                                   ============     ============





The accompanying notes are an integral part of these consolidated financial statements.


                      ACCIDENT PREVENTION PLUS, INC. AND SUBSIDIARIES

                           CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                         For the Years Ended
                                                                            December 31,
                                                                    -----------------------------
                                                                        2001            2000
                                                                    ------------     ------------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                          $(2,667,354)     $(2,663,308)
  Adjustments to reconcile net loss to net
    cash used in operating activities:
  Amortization of debt discount                                         526,451                -
  Depreciation and amortization                                          52,251           34,116
  Write-off of due from affiliate                                             -          320,448
  Common stock issued for consulting and other expenses                 492,471                -
  Common stock issued in connection with employment
    agreement                                                                 -          362,500
  Foreign currency translation                                           (5,675)           5,010
  Changes in Assets (Increase) Decrease:
    Inventory                                                            23,273           68,173
    Accounts receivable                                                  76,444           70,627
    Prepaid expenses and other current assets                            37,772          (27,667)
    Other assets                                                         10,962            7,630
  Changes in Liabilities Increase (Decrease):
    Cash overdraft                                                        8,623                -
    Accounts payable and accrued expenses                             1,126,473          777,189
                                                                    ------------     ------------
      Net Cash Used In Operating Activities                            (318,309)      (1,045,282)
                                                                    ------------     ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment                                    (10,515)          (3,494)
                                                                    ------------     ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of notes and loans payable                      55,000          133,000
  Repayments of notes and loans payable                                (368,105)        (164,012)
  Repayments of capital lease                                           (18,204)          (9,011)
  Proceeds from issuance of convertible notes payable                         -        1,143,400
  Repayment of issuance of common stock subject to
    rescission                                                                -          (21,750)
  Repayment of notes and loans payable - related parties                      -          (46,086)
  Costs associated with common stock                                     (2,888)         (12,787)
  Proceeds from issuance of notes and loans payable -
    related parties                                                     221,565            2,866
  Cash contribution by shareholder                                      440,866                -
                                                                    ------------     ------------
      Net Cash Provided By Financing Activities                         328,234        1,025,620
                                                                    ------------     ------------
Net Decrease in Cash                                                       (590)         (23,156)

Cash and Cash Equivalents - Beginning of Year                               590           23,746
                                                                    ------------     ------------
Cash and Cash Equivalents - End of Year                             $         -      $       590
                                                                    ============     ============






     The accompanying notes are an integral part of these consolidated financial statements.


                      ACCIDENT PREVENTION PLUS, INC. AND SUBSIDIARIES

                           CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                               For the Years Ended
                                                                                 December 31,
                                                                         -----------------------------
                                                                             2001             2000
                                                                         ------------     ------------

Supplemental Disclosure of Non-Cash Flow Information:
-----------------------------------------------------
  Cash paid during the year for:
    Interest                                                             $    32,594      $   154,524
                                                                         ============     ============
    Income taxes                                                         $         -      $         -
                                                                         ============     ============
Supplemental Disclosures of Non-Cash Operating Activities:
----------------------------------------------------------
  Issuance of 68,081 shares of common  stock in connection
    with conversion of notes payable and interest                        $   987,177      $         -
                                                                         ============     ============
  Issuance of 1,098,485 shares of common stock as a payment of
    accrued expenses and consulting fees                                 $   145,000      $         -
                                                                         ============     ============
  Contribution by shareholder to settle debt of Company                  $    75,464      $         -
                                                                         ============     ============
  Issuance of 75,162 shares of common stock in connection with
    settlement of consulting fees and other accounts payable             $   347,471      $         -
                                                                         ============     ============
  Issuance of 4,000 shares of common stock in connection with settlement of accounts payable, accrued expenses and
    services                                                             $         -      $    58,000
                                                                         ============     ============

  Cancellation of accrued salaries due to officers                       $   590,413      $         -
                                                                         ============     ============
Supplemental Disclosure of Non-Cash Investing Activities:
---------------------------------------------------------
  Issuance of 6,000 shares of common stock in connection with
    purchase of intangibles                                              $         -      $    87,000
                                                                         ============     ============
  Assets acquired under capital lease                                    $         -      $    27,215
                                                                         ============     ============





     The accompanying notes are an integral part of these consolidated financial statements.

                 ACCIDENT PREVENTION PLUS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 1 - ORGANIZATION

THE COMPANY
-----------

Accident Prevention Plus, Inc. (the "Company") was incorporated in the State of Nevada on October 28, 1998 to become the holding company of Accident Prevention Plus, LLC, a Limited Liability Company, (the "LLC") and International Purchasing Services, NY, Inc. ("IPS-NY"). The Company is engaged in the design, marketing and distribution of onboard computer recording and fuel monitoring systems for commercial and fleet vehicles in the U.S. and Europe.

INC-NY/LLC
----------

Accident Prevention Plus, Inc. ("Inc-NY") was incorporated during 1993 in the State of New York as a standard corporation. During February 1996, Inc-NY was reorganized and converted to an LLC and treated as a partnership for financial and income tax purposes.

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

REORGANIZATION
--------------

During October 1998, pursuant to an Agreement and Plan of Reorganization (the "Reorganization Agreement") the Company issued 1,420,597 shares of its common stock to the partners of the LLC for 100% of the LLC. The Company accounted for the transaction with the LLC as a corporate reorganization and accordingly, no goodwill was recorded. In connection with the reorganization, the founding partners in the LLC were elected as the officers of the Company. Accordingly, after such reorganization, the LLC became a wholly-owned subsidiary of the Company.

ACQUISITION OF IPS-NY
---------------------

Simultaneously with the reorganization during October 1998, the Company acquired from IPS-NY's sole shareholder, 100% of the issued and outstanding common stock of IPS-NY by issuing 297,500 shares of its common stock. The acquisition was accounted for by the purchase method of accounting.

                 ACCIDENT PREVENTION PLUS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 1 - ORGANIZATION (Continued)

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

During the quarter ended December 31, 2001, management determined that it is in the best economical interest of the Company to close its offices in France and the U.K. effective December 31, 2001. As a result of the closings, the Company wrote-off, all of its foreign assets totalling $49,436, which has been reflected in the 2001 consolidated statement of operations. In addition, liabilities payable by the foreign subsidiaries totalling $348,360 as of December 31, 2001 have been reflected in the accompanying consolidated balance sheet under the caption "accrued expenses". Certain of these liabilities may be discharged in the liquidation of these foreign subsidiaries.

NOTE 2 - GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. For the years ended December 31, 2001 and 2000, the Company incurred net losses of $2,667,354 and $2,663,308, respectively. Additionally, the Company has a working capital deficiency amounting to $4,111,549 and a stockholders' deficiency of $4,223,221 and is in default of its bank debt and certain convertible notes payable at December 31, 2001.

As of December 31, 2001, the Company owes approximately $97,000 of payroll taxes and related penalties and interest, which is included in accrued expenses. Certain taxing authorities have filed liens against the Company as a result of the unpaid payroll taxes. Should the taxing authorities take further actions, the results could be detrimental to the Company's ability to operate. In addition, the Company has not complied with the payment schedules of its bank debt. Should the banks take action against the Company the results could adversely affect the Company.

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

                 ACCIDENT PREVENTION PLUS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a)  Principles of Consolidation
    ---------------------------

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, LLC, IPS-NY and APP U.K. All intercompany accounts and transactions have been eliminated in consolidation.

b)  Inventory
    ---------

Inventory amounting to $38,675 at December 31, 2001, consists of components and finished goods and are valued at the lower of cost (using the specific identification method) or market. All inventories are pledged as collateral pursuant to the notes payable as discussed in Note 6.

c)  Intangible Assets
    -----------------

The Company periodically assesses the recoverability of long-lived assets, including property and equipment, intangibles and technology rights, when there are indications of potential impairment, based on estimates of undiscounted future cash flows. The amount of impairment is calculated by comparing anticipated discounted future cash flows with the carrying value of the related asset. In performing this analysis, management considers such factors as current results, trends, and future prospects, in addition to other economic factors.

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

e)  Earnings Per Share
    ------------------

Basic loss per common shares ("EPS") is computed as net loss divided by the weighted-average number of common shares outstanding during the period. Diluted EPS includes the impact of common stock potentially issuable upon the exercise of options and warrants. Potential common stock has been excluded from the computation of diluted net loss per share as their inclusion would be anti-dilutive.

                 ACCIDENT PREVENTION PLUS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

g)  Fair Value Disclosure at December 31, 2001
    ------------------------------------------

The carrying value of cash, accounts payable and accrued expenses are a reasonable estimate of their fair value because of the short-term maturity of these investments. The carrying value of long-term debt closely approximates its fair value based on the instruments' interest rate terms, maturity date, and collateral, if any in comparison to the Company's incremental borrowing rates of similar financial instruments.

h)  Effect of New Accounting Standards
    ----------------------------------

The Company believes that the recently issued accounting standards, FASB 141, 142, 143 and 144, not yet adopted by the Company, will not have a material impact on its financial position and results of operations when adopted.

i)  Property and Equipment
    ----------------------

Property and equipment are stated at cost less appropriate valuation allowances and accumulated depreciation and amortization. Depreciation is provided on the straight-line method over the estimated useful lives of the related assets, generally three to five years. Amortization of leasehold improvements is provided on the straight-line method over the lesser of the estimated useful lives of the improvements or the initial term of the lease. Gain or loss is recognized upon sale or other disposition of property and equipment.

j)  Research and Development Costs
    ------------------------------

Research and development costs are expensed as incurred.

                 ACCIDENT PREVENTION PLUS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

k)  Foreign Currency Translation
    ----------------------------

The accounts of the Company's foreign operations are translated into U.S. dollars using the current rate method. Assets and liabilities are translated at the year-end exchange rate and revenues and expenses are translated at average exchange rates. Gains and losses arising from the translation of financial statements of foreign operations are deferred in the "Foreign currency translation adjustment" account included as a separate component of stockholders' deficiency. The functional currency of all the Company's subsidiaries is the United States dollar with the exception of APP U.K. and APP France whose functional currencies are the British pound sterling and the French franc. All other exchange gains or losses are reflected in the consolidated statements of operations.

l)  Revenue Recognition
    -------------------

Revenue from hardware sales is recognized when the product has been shipped and collectibility is reasonably assured. Revenue recognized from these sales is net of applicable provisions for refunds, discounts and allowances. Engineering service sales are recognized upon the service having been performed.

NOTE 4 - PROPERTY AND EQUIPMENT

Property and equipment are as follows at December 31, 2001:

              Furniture & Equipment           $   17,163
              Computer Equipment                  80,287
                                              -----------
                                                  97,450
              Less: Accumulated depreciation      71,037
                                              -----------
                                              $   26,413
                                              ===========

Depreciation expense for the years ended December 31, 2001 and 2000 amounted to $16,251 and $19,116, respectively.

NOTE 5 - OTHER ASSETS

Other assets consist primarily of software, which the Company acquired in July 2000 for $87,000 through the issuance of 6,000 shares of common stock of the Company. The software is recorded at cost less accumulated amortization, which is computed on a straight - line basis over a period of three years. Amortization expense for the years ended December 31, 2001 and 2000 was $36,000 and $15,000, respectively. Accumulated amortization expense at December 31, 2001 amounted to $51,000.

                 ACCIDENT PREVENTION PLUS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 6 - NOTES AND LOANS PAYABLE

                  Bank of Smithtown           $  492,537
                  HSBC                            42,985
                  Other loan payable              94,920
                                              -----------
                                              $  630,442
                                              ===========

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

Additionally, IPS-NY executed a new note in the amount of $60,620 bearing interest at 9% per annum and maturing in one year. Such note represented the accrued and unpaid interest on the original IPS-NY note of $500,000 dated December 24, 1996. The Company executed a new note in the amount of $500,000, bearing interest at prime plus 2% per annum. The new note was to be paid at the rate of $5,000 per month during the first year, $10,000 per month during the second year and $15,000 per month during the third year. At the end of the third year, the entire principal balance remaining, together with any accrued interest, shall be due and payable. As of December 31, 2001 the principal balances on the newly issued $500,000 note, the newly issued $60,620 note and the original $100,000 SBA note are $424,200, $43,828 and $24,509, respectively.

All notes associated with the above settlement agreement are secured by the Company's common stock owned by its Chief Executive Officer and all assets of the Company.

As of December 31, 2001, the Company was not in compliance with the payment schedule as agreed to above. To date, Smithtown has not taken any action against the Company, but should they decide to proceed with an action the impact could have a material effect upon the Company. Due to the non-compliance, these notes with Smithtown have been classified as current liabilities at December 31, 2001.

                 ACCIDENT PREVENTION PLUS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 6 - NOTES AND LOANS PAYABLE (Continued)

b)  HSBC Bank USA ("HSBC")
    ---------------------

As of December 31, 2001 the balance due was $42,985 which was paid in full on January 18, 2002. During the year ended December 31, 2001, the Company remitted principal payments to HSBC of $326,832. The note was secured by all of the assets of the Company, along with personal guarantees by the Chief Executive Officer and President. Interest on such indebtedness had been paid at the rate of prime, plus 2% per annum.

c)  Other
    -----

At December 31, 2001, the Company has other notes and loans payable to individuals, due on demand, in the amount of $94,920. Interest rate on these notes is 10% per annum.

Aggregate maturities of long-term debt is as follows:

                     Year Ending
                     December 31,
                     ------------
                         2002                 $  630,442
                                              ===========

NOTE 7 - NOTES AND LOANS PAYABLE - RELATED PARTIES

As of December 31, 2001, loans payable to related parties totalling $816,453 are comprised of the following:

         i) The loans of the President of the Company as of December 31, 2001 amounted to $380,143 as follows:

                  A $50,000 promissory note with interest accruing at 8% per annum, which is due on demand.

                  A $240,000 loan, which the officer has secured personally through a financial institution. The Company has guaranteed to reimburse the officer for all interest and the direct cost of such loan. This loan bears interest at 9.25% per annum and is due on demand.

                  A $7,500 promissory note with interest accruing at 10% per annum which is due on demand.

                  A $3,500 promissory note with interest accruing at 10% per annum which is due on demand.

The remainder is comprised of advances to the Company and unreimbursed expenses amounting to $79,143 which are non-interest bearing.

                 ACCIDENT PREVENTION PLUS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 7 - NOTES AND LOANS PAYABLE - RELATED PARTIES (Continued)

         ii) Two promissory notes with interest accruing at 10% per annum due to the former Chief Financial Officer's spouse totalling $30,000 which are due on demand.

         iii) Various promissory notes with interest accruing at 10% per annum due to the parents of the Company's president totalling $98,776 which are due on demand.

         iv) Various promissory notes payable to Bristol totalling $223,404 are due on demand. During 2001, the Company received loans from Bristol in the amount of $158,904. All of these notes bear interest at 10% per annum. The full amount of these notes, along with related accrued interest, was converted into shares of common stock in January 2002 (Note 11).

         v) Unreimbursed expenses due to a former officer of the Company totalling $84,130.

NOTE  8 - CONVERTIBLE NOTES PAYABLE

On December 16, 1999, the Company executed a $250,000 convertible promissory note with an officer and director, bearing interest at prime per annum (4.75% at December 31, 2001) with principal payable in full on December 31, 2001. Commencing on September 30, 2000 the note is convertible into common stock at the rate of $14.50 per share.

During the year ended December 31, 2000, the Company executed seven additional 15% promissory notes aggregating $450,000. The promissory notes are due on December 31, 2001, bearing interest at 15% per annum and are payable monthly in arrears or upon maturity or any earlier conversion of the note. At any time subsequent to December 31, 2000 the noteholder will have the right to convert the principal and accrued interest in whole or in part into common stock at $14.50 per share.

During the year ended December 31, 2000, the Company entered into sixteen convertible 10% promissory notes aggregating $593,400. The promissory notes are due on December 31, 2001, bearing interest at 10% per annum and are payable monthly in arrears or upon maturity or any earlier conversion of the note. The promissory notes contain a provision stating that beginning January 2, 2001 that upon a 10 day notice the note is due on demand. At any time subsequent to December 31, 2000, the noteholders will have the right to convert the principal and accrued interest in whole or in part into common stock at $14.50 per share.

During the period of January 2001 through April 2001, convertible noteholders converted principal and related interest on the notes they were holding into common stock of the Company. The noteholders converted an aggregate of $863,400 of principal and $123,776 of interest into 68,081 shares of common stock.

At December 31, 2001, the balance due on convertible notes payable is $180,000 and the balance due on related party convertible notes payable is $250,000, all of which are in default.

                 ACCIDENT PREVENTION PLUS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 9 - ACCRUED EXPENSES

Accrued expenses consist of the following at December 31, 2001:

           Interest payable                  $   82,449
           Officer's salaries                   117,500
           Customer deposits                     71,016
           Payroll taxes                         96,570
           Other                                 96,357
           Accrued liabilities - U.K. and
             France subsidiaries                348,360
                                             -----------
                Sub-total                       812,252
           Accrued consulting and other
             fees due Bristol, settled in
             common stock in January 2002       522,512
                                             -----------
                                             $1,334,764
                                             ===========

NOTE 10 - COMMON STOCK SUBJECT TO RESCISSION OFFER

Common stock sold subsequent to August 3, 1999 pursuant to the Company's limited offering memorandums of January and April 1999, may be in violation of the requirements of the Securities Act of 1933. In addition, certain state securities rules and regulations may not have been complied with to ensure availability of a private placement transaction exemption. As such, the proceeds of $202,939 from the issuance of 13,996 shares of common stock through December 31, 1999 were classified outside of equity in the balance sheet and classified as common stock subject to rescission. On April 18, 2000, the Company repurchased 1,500 shares of common stock from two of the related shareholders. The Company has subsequently cancelled these shares. As of December 31, 2001, the balance of proceeds was $181,189 and the related shares were 12,496.

As of December 31, 2001, no additional investors have requested the Company to repurchase their shares.

NOTE 11 - COMMITMENTS AND CONTINGENCIES

a)   Payroll Taxes
     -------------

As of December 31, 2001, the Company owes approximately $97,000, of payroll taxes and related estimated penalties and interest. Federal and state tax liens have been filed against the Company in connection with unpaid payroll taxes. Although the Company has not entered into any formal repayment agreements with the respective tax authorities, it has been attempting to make payments as funds become available.

                 ACCIDENT PREVENTION PLUS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 11 - COMMITMENTS AND CONTINGENCIES (Continued)

b)  Employment Agreements
    ---------------------

On January 1, 1999, the Company entered into three separate employment agreements with its Chief Executive Officer, Chief Operating Officer and Executive Vice President. The employment agreements are for an initial one-year term with renewable (5) five one-year terms based on a majority vote of the Board of Directors. Each officer is entitled to an annual salary of $120,000 with annual increases based on The Consumer Price Index, along with a cash bonus of 1% of the annual net profits of the Company. Each agreement includes benefits such as disability and health insurance coverage, automobile and expense allowances, travel and entertainment allowances, and options to purchase 50,000 shares of the Company's common stock at $14.50 per share within five years from the effective date of the agreements. The foregoing options are intended to qualify as incentive stock options. Lastly, pursuant to the agreements, all three officers had agreed to defer the first six months of their salary, which were to be paid at a later date.

On July 1, 2000 the Company entered into a formal employment agreement with its Chief Financial Officer. The employment agreement is for an initial one-year term with renewable five one-year terms based on a majority vote of the Board of Directors. Upon signing this agreement, the officer received 25,000 shares of common stock of the Company. The officer is entitled to an annual salary of $120,000 with annual increases based on the Consumer Price Index, along with a cash bonus of 1% of the annual net profits of the Company.

The agreement includes benefits such as disability and health insurance coverage, automobile and expense allowances, travel and entertainment allowances, and options to purchase 50,000 shares of the Company's common stock at $14.50 per share within five years from the effective date of the agreement. The foregoing options are intended to qualify as incentive stock options.

The above described 1999 employment agreements were terminated on June 29, 2001. Three new employment agreements dated July 1, 2001 were approved by the Board of Directors of the Company.

Commencing July 1, 2001, and automatically renewable annually for a five-year period, the terms and provisions of the respective 2001 Employment Agreements are as follows: (i) each officer/director will receive an annual salary of $120,000; and (ii) each officer/director will receive an annual cash bonus equal to one percent (1%) of the annual net profits for the preceding fiscal year. Other benefits provided for in the 2001 Employment Agreements are disability and health insurance coverage, automobile and expense allowances and travel and entertainment allowances.

                 ACCIDENT PREVENTION PLUS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 11 - COMMITMENTS AND CONTINGENCIES (Continued)

b)  Employment Agreements (Continued)
    ---------------------

Pursuant to the provisions of Mr. Richard Goodhart's 2001 Employment Agreement, stock options (not to be governed by the Non-Qualified Stock Option Plan) were granted to Mr. Goodhart to purchase 4,121,128 shares of restricted common stock at $0.34 per share within five years from the effective date of the 2001 Employment Agreement (collectively, the "Stock Options"). The Stock Options may not be diluted for future reorganizations, recapitalizations, reverse stock splits, combinations of shares, merger or consolidation.

Pursuant to the provisions of Mr. Steve Wahrman's 2001 Employment Agreement, stock options (not to be governed by the Non-Qualified Stock Option Plan) were granted to Mr. Wahrman to purchase 1,617,840 shares of restricted common stock at $0.34 per share within five years from the effective date of the 2001 Employment Agreement (collectively, the "Stock Options"). The Stock Options may not be diluted for future reorganizations, recapitalizations, reverse stock splits, combinations of shares, merger or consolidation.

Pursuant to the provisions of Mr. Daveau's 2001 Employment Agreement, stock options (not to be governed by the Non-Qualified Stock Option Plan) were granted to Mr. Daveau to purchase 1,500,000 shares of restricted common stock at $0.34 per share within five years from the effective date of the 2001 Employment Agreement (collectively, the "Stock Options"). The Stock Options may not be diluted for future reorganizations, recapitalizations, reverse stock splits, combination of shares, merger or consolidation.

Effective December 31, 2001, Richard Goodhart resigned and terminated his employment contract.

As of December 31, 2001, four officers and shareholders of the Company elected to forgive their entire accrued payroll that were recorded as expenses in the years 2000 and 2001. The total amount of debt forgiveness was approximately $590,000 and it is included in additional paid-in capital.

c)  Advances from USF
    -----------------

In 1996, Inc-NY entered into a grantee award agreement with the University of South Florida ("USF") for the project entitled Fuel Intake Monitoring System ("FIMS"). USF received a grant ($428,793) for the project and forwarded the proceeds directly to a sub-contractor chosen by Inc-NY and USF. Inc-NY's role was to direct the project, fund the research and development and to bring the product technology to a saleable commercial product. Pursuant to the agreement, USF was to receive structured repayments based on revenues generated from the product sales.

Since there are no revenues within two years after the completion of the USF funding, all rights to the product technology have in accordance with the contract reverted to USF.

                 ACCIDENT PREVENTION PLUS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 11 - COMMITMENTS AND CONTINGENCIES (Continued)

c)  Advances from USF (Continued)
    -----------------

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

On December 27, 2000, the Company became publicly trading. During the first quarter of 2001, the Company and AOC agreed that any monies remitted by AOC under this agreement were to be classified as an equity investment. During the year ended December 31, 2001, AOC remitted $440,866, which is included in the accompanying consolidated financial statements as an addition to paid-in capital. Shares due AOC pursuant to this investment were satisfied by Bristol. On April 25, 2001, counsel for the Company notified AOC that they are not in compliance with the minimum funding requirement under the contract.

e)  Bristol Consulting Agreement
    ----------------------------

On July 30, 1998, the LLC entered into a consulting agreement with Bristol Consulting Ltd. ("Bristol") for the assistance and advice of commercial application in Europe, the Middle East and the Far East as to corporate structure, capital acquisitions, contract applications, and mergers and acquisitions.

The consulting agreement is for a period of five years requiring monthly payments of $5,000 for the first three months and $10,000 a month for the remaining term of the consulting agreement. In addition, Bristol received 83,741 shares of common stock of the Company upon the reorganization of the LLC in October 1998 for its 5% partnership interest in the LLC.

                 ACCIDENT PREVENTION PLUS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 11 - COMMITMENTS AND CONTINGENCIES (Continued)

e)  Bristol Consulting Agreement (Continued)
    ----------------------------

As of August 6, 2001 and August 27, 2001, APP and Bristol entered into an agreement buyout and forgiveness of debt (the "Forgiveness of Debt Agreement") evidencing an aggregate of $874,778.78 due and owing Bristol as follows: (i) notes payable of $38,500.00; (ii) notes payable short term of $156,000.00; (iii) accounts payable prior to year 2000 of $71,650.00; (iv) accrued consulting fees year 2000 of $160,000.00; (v) accrued interest-long and short term of $14,483.72; (vi) accrued travel and business expenses of $52,145.00; (vii) accrued accounts payable of $102,000.06; and (viii) balance owed against Consulting Agreement of $280,000.00.

As of August 27, 2001, APP and Bristol entered into a settlement agreement (the "Settlement Agreement") pursuant to which (i) ratified and confirmed that Bristol has the option to convert the debt due and owing Bristol under the Consulting Agreement into shares of restricted common stock of APP at the rate of $0.132 per share; (ii) provided Bristol and its assignees with the option to convert the remaining debt due and owing Bristol into shares of restricted common stock of APP at the rate of $0.132 per share; and (iii) provided that the aggregate debt of $874,778.78 be satisfied by the issuance to Bristol or its assignees of an aggregate of 6,627,112 shares of APP's restricted common stock at the rate of $0.132 per share (which would not be subject to adjustments pursuant to any reverse stock split, recapitalization, combination of shares, exchange of shares or other like change in the capital structure of APP). During 2001, the Company recorded a charge to operation of $526,451 representing the value of this beneficial conversion feature of the Bristol debt.

On November 14, 2001, the Board of Directors of APP held a meeting at which it
(i) ratified the Settlement Agreement and approved the issuance of an aggregate of 6,627,112 shares of restricted common stock to Bristol and its assignees to satisfy the aggregate debt of $874,778.78; (ii) acknowledged that Bristol had entered into certain assignment agreements dated July 30, 1998, respectively, with Sampson Global Ltd., World Asset Management Ltd. and Atlantic Financial Enterprises Ltd. (the "Entities"), in which Bristol proportionately assigned to the Entities certain of its rights to the debt and to its right to convert the debt into shares of common stock; (iii) acknowledged receipt of conversion notices from the Entities, respectively; and (iv) authorized the issuance of an aggregate of 1,098,485 shares of its restricted common stock to the Entities to settle a portion of the debt due and owing to Bristol under the Consulting Agreement in the amount of $145,000.00. These shares were issued on November 30, 2001.

                 ACCIDENT PREVENTION PLUS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 11 - COMMITMENTS AND CONTINGENCIES (Continued)

e)  Bristol Consulting Agreement (Continued)
    ----------------------------

As of December 13, 2001, the Company and Bristol entered into an amendment to the Forgiveness of Debt Agreement evidencing an aggregate of $890,916.44 due and owing Bristol as follows: (i) accounts payable of $71,650.00; (ii) notes payable of $223,403.89; (iii) accrued interest of $10,862.55; (iv) accrued consulting fees payable of $345,000.00; and (v) balance owed against Consulting Agreement of $240,000.00.

On January 16, 2002, the Board of Directors of APP held a meeting at which it
(i) ratified the amendment to the Settlement Agreement and approved the issuance of 6,749,367 shares of common stock to Bristol or its assignees to satisfy the debt of $890,916.44; (ii) acknowledged that Bristol had entered into assignment agreements dated July 30, 1998, respectively, with Sampson Global Ltd., World Asset Management Ltd. and Atlantic Financial Enterprises Ltd., in which Bristol proportionately assigned to the Entities certain of its rights to the debt and to its right to convert the debt into shares of restricted common stock; (iii) acknowledged receipt of a conversion notice from Sampson Global Ltd.; (iv) authorized the issuance of 454,545 shares of its restricted common stock to Sampson Global Ltd. to settle a portion of the debt due and owing Bristol under the Consulting Agreement; and (v) authorized the issuance of an aggregate of 5,196,337 shares of its restricted common stock to Bristol to settle the remaining debt due and owing to Bristol in the amount of $745,916.44. The 454,545 shares were issued on January 11, 2002 and 5,196,337 shares were issued on January 24, 2002.

f)  Royce Anderson and Monroe, Inc.
    ------------------------------

On July 30, 1998, the LLC entered into a consulting agreement with Royce Anderson and Monroe, Inc. ("Royce Anderson") for the assistance and advice of commercial application in the United States and the rest of the Western Hemisphere as to corporate structure, capital acquisitions, contract applications, and mergers and acquisitions. The consulting agreement is for a period of five years. In connection with such consulting agreement, Royce Anderson received 200,628 shares of common stock of the Company upon the reorganization of the LLC in October 1998 for its 10% partnership interest in the LLC.

g)  KMR Telecom, Ltd.
    ----------------

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

At December 31, 2000 the loan due from KMR amounted to $359,546. Management recorded an allowance of $359,546 for the uncollectibility on the full amount of the loan at December 31, 2000, due to it being more likely than not that the loan will not be recoverable.

                 ACCIDENT PREVENTION PLUS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 11 - COMMITMENTS AND CONTINGENCIES (Continued)

h)  Lease Commitments
    -----------------

The Company entered into a lease agreement for office space effective January 10, 2000. The lease agreement is for two years, with options to renew. The office lease requires monthly payments of $5,200 that includes maintenance and use of a phone system and furniture. The Company executed the right to increase the square footage of office space used at a rate of $6,800 per month. This lease was terminated in October 2001.

The Company entered into a new lease agreement for office space effective November 15, 2001. The lease agreement is for two years, with options to renew for another two years. The office lease requires monthly payments of $2,900.

The Company leases its office facility under a non-cancelable operating lease requiring future minimum rentals as follow:

                   Years Ending
                   ------------
                       2002                   $  34,800
                       2003                      31,900
                                              ----------
                                              $  66,700
                                              ==========

Rent expense for the years ended December 31, 2001 and 2000 was $95,980 and $72,000, respectively.

i)  Litigation
    ----------

The Company is a named defendant in a lawsuit filed in the New York Supreme Court County of Nassau. The lawsuit claims that the Company breached a contract claim stemming from the Company's failure to install certain devices in the Plaintiff's fleet of ambulances, and seeks compensatory damages in the amount of $195,000. The Company has asserted counter-claim based upon tortuous interference with contract, and has denied all of the Plaintiff's allegations. A settlement offer has been made by the Company, whereby the Company would complete installation of its devices in exchange for a general release. The plaintiff has not responded to that offer.

While the Company cannot predict the outcome of any settlement, the Company estimates that its liability under this litigation will not exceed 71,000. Accordingly, an accrual of 71,000 was reflected in the accompanying December 31, 2001 consolidated balance sheet.

The Company is involved in various other claims and legal actions arising in the ordinary course of business. Management is of the opinion that the ultimate outcome of these matters would not have a material adverse impact on the financial position of the Company or the results of its operations.

                 ACCIDENT PREVENTION PLUS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 12 - STOCKHOLDERS' DEFICIENCY

a) On November 26, 2001, the Company completed a one-for-ten reverse stock split of its common stock. All per share data and stock issuances have been restated to reflect this transaction.

b)  Stock Options
    -------------

    -  Non-qualified Stock Option Plan
    ----------------------------------

Effective January 1, 1999, the Company established a non-qualified stock option plan ("Stock Option Plan") pursuant to which 6,000,000 shares of common stock are reserved for issuance upon the exercise of options. The option plan is designed to serve as an incentive for retaining qualified and competent key employees, officers and the director of the Company. The price for each share of common stock purchasable according to the Stock Option Plan is $14.50 per share.

    -  Options Granted Outside the Stock Option Plan
    ------------------------------------------------

In July, 2001, pursuant to employment agreements, three officers were issued options to purchase a total of 7,238,968 shares of restricted common stock at an exercise price of $0.34 per share. The options are exercisable over a five-year period. The options are not subject to adjustments pursuant to any reverse stock split, recapitalization, combination of shares, exchange of shares and other like change in the capital structure of the Company.

A summary of the Company's stock option activity and related information follows:


                                          Number of                   Weighted
                                           Shares       Range of      Average
                                           Under      Option Price    Exercise
                                           Option      Per Share       Price
                                         -----------  -------------  -----------

      Balance at December 31, 1999          150,000         $14.50       $14.50
        Granted                              70,000         $14.50       $14.50
        Exercised                                 -              -            -
        Cancelled                                 -              -            -
                                         -----------  -------------  -----------
      Balance at December 31, 2000          220,000         $14.50       $14.50
        Granted                           7,238,968         $ 0.34       $ 0.34
        Exercised                                 -              -            -
        Cancelled                                 -              -            -
                                         -----------  -------------  -----------
      Balance at December 31, 2001        7,458,968   $0.34-$14.50       $ 0.76
                                         ===========  =============  ===========

                 ACCIDENT PREVENTION PLUS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 12 - STOCKHOLDERS' DEFICIENCY (Continued)

b)  Stock Options (Continued)
    -------------

In compliance with SFAS No. 123, the Company has elected to provide the proforma disclosure of net income (loss) and earnings per share as if the fair value based method had been applied to the Company's financial statements. The Company continued its use of APB Opinion No. 25. As such, the Company's net loss and loss per share for the years ended December 31, 2001 and 2000, adjusted to reflect proforma amounts, are indicated below:

                                               Years Ended December 31,
                                             ----------------------------
                                                2001            2000
                                             ------------    ------------
          Net loss:
            As reported                      $(2,667,354)    $(2,663,308)
                                             ============    ============
            Pro forma                        $(4,404,706)    $(2,880,308
                                             ============    ============

          Basic and diluted loss per share:
            As reported                           $(1.43)         $(1.50)
                                                  =======         =======
            Pro forma                             $(2.36)         $(1.62)
                                                  =======         =======

The fair value of stock options granted were estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted-average fair value and related assumptions:

                                                   At December 31,
                                               ----------------------
                                                2001           2000
                                               --------      --------

            Weighted average fair value          $.24          $3.10
            Expected volatility                    90%          .01%
            Risk-free interest rate               3.5%          6.3%
            Expected life (years)                  5             4
            Expected dividend yield                0             0

c)  Significant Common Stock Transactions for 2001:
    ----------------------------------------------

    -  Shares Issued for Consulting Fees and Other Expenses
    -------------------------------------------------------

The Company issued 1,173,647 shares of common stock valued at $492,471 as consideration for consulting services and other expenses due to three consultants, two of whom were related parties.

                 ACCIDENT PREVENTION PLUS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 12 - STOCKHOLDERS' DEFICIENCY (Continued)

c)  Significant Common Stock Transactions for 2001:
    ----------------------------------------------

    -  Additions to Paid-in Capital
    -------------------------------

During the year ended December 31, 2001, AOC remitted $440,866 to the Company, which was accounted for as an addition to paid-in capital for 2001 (Note 11).

During the year ended December 31, 2001, three of the Company's officers/directors cancelled accrued salaries of $590,413. This transaction was accounted for as an increase to paid-in capital for 2001 (Note 11).

During the year ended December 31, 2001, debt totalling $75,464 was contributed to capital by such holders.

During the year ended December 31, 2001, various holders of convertible debt converted principal of $863,400 and interest of $123,776 into 68,081 shares of common stock (Note 8).

d)  Significant Common Stock Transactions for 2000:
    ----------------------------------------------

    -  Common Stock for Settlement of Debt
    --------------------------------------

On July 28, 2000 the Company agreed with a vendor Software Hardware Specialists, Inc. (SHS) to issue 10,000 shares of the Company's common stock for $145,000 of accounts payable due to the vendor. Included in this agreement is the purchase by the Company of software valued at $87,000.

    -  Common Stock for Employment
    ------------------------------

In July 2000 the Company granted an officer 25,000 shares of common stock as part of the officer's employment contract. The Company valued these shares at $14.50 per share. Accordingly, $362,500 is included in the accompanying consolidated statement of operations in selling, general and administrative expenses.

e)  Earnings Per Share
    ------------------

Securities that could potentially dilute basic earnings per share ("EPS") in the future, and that were not included in the computation of diluted EPS because to do so would have been anti-dilutive for the periods presented, consist of the following:

          Options to purchase common stock                  7,458,968
          Convertible Debt - Bristol, issued January 2002   5,650,882
          Convertible Debentures                               29,655
                                                           -----------
          Total as of December 31, 2001                    13,139,505
                                                           ===========

                 ACCIDENT PREVENTION PLUS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 13 - PROVISION FOR INCOME TAXES

Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due plus deferred taxes related to differences between the financial statement and tax bases of assets and liabilities for financial statement and income tax reporting purposes. Deferred tax assets and liabilities represent the future tax return consequences of these temporary differences, which will either be taxable or deductible in the year when the assets or liabilities are recovered or settled. Accordingly, measurement of the deferred tax assets and liabilities attributable to the book-tax basis differentials are computed at a rate of 34% federal, 6% state, pursuant to SFAS No. 109.

The only material tax effect of significant items comprising the Company's current deferred tax assets as of December 31, 2001 is the Company's net operating loss carryforwards ("NOL's"), which amounted to approximately $4,075,000 for the Company. The deferred tax asset associated with the Company's NOL's amounted to approximately $1,627,000 as of December 31, 2001.

A portion of IPS-NY's NOL's are subject to provisions of the Internal Revenue Code, Section 382, which limits the use of NOL's when changes in ownership of more than 50 percent occur during a three year testing period.

In accordance with SFAS 109, the Company has recorded a 100% valuation allowance for such deferred tax asset since management could not determine that it was "more likely than not" that the deferred tax assets would be realized in the future. The Company's NOL's amounting to approximately $4,075,000 will expire in the years 2002 through 2021 if not utilized prior.

The Company and its subsidiaries file separate tax returns for federal and state tax purposes. As such, income tax is based on the separate taxable income or loss of each entity. For the year ended December 31, 2000, the Company will begin filing consolidated federal tax returns. The Company has not filed its income tax returns for the years ended December 31, 1998, 1999 and 2000.


                           ACCIDENT PREVENTION PLUS, INC. AND SUBSIDIARIES

                             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 14 - INDUSTRY SEGMENTS

The Company's operations have been classified into two segments: foreign and domestic sales. Information about the two segments for the years ended December
31, 2001 and 2000 are as follows:
                                                             2001                           2000
                                                 ----------------------------    ---------------------------
                                                   Segment       Consolidated      Segment      Consolidated
                                                 ------------    ------------    ------------   ------------
Sales:
  Foreign                                        $    28,184                     $   288,780
  Domestic                                            36,444                         365,788
                                                 ------------                    ------------
    Total Sales                                                  $    64,628                    $   654,568
                                                                 ------------                   ------------
  Gross Profit
    Foreign                                      $   (24,492)                    $   164,238
    Domestic                                         (27,561)                        298,600
                                                 ------------                    ------------
      Total Gross Profit                                             (52,053)                       462,838
                                                                 ------------                   ------------
Corporate:
  Selling, General and Administrative
    Expense:
      Foreign                                    $  (227,787)                    $  (484,498)
      Domestic                                    (1,694,185)                     (1,866,581)
                                                 ------------                    ------------
        Total Selling, General and
          Administrative Expense                                  (1,921,972)                    (2,351,079)

Write-off of due from affiliate                                            -                       (320,448)

Interest expense                                                    (139,634)                      (292,169)

Loss on foreign currency transactions                                (19,851)                       (14,242)

Gain on sale of equipment                                                  -                          2,437

Research and development                                              (7,393)                      (150,645)

Amortization of debt discount                                       (526,451)                             -
                                                                 ------------                   ------------
Net Loss                                                         $(2,667,354)                   $(2,663,308)
                                                                 ============                   ============
Identifiable Assets:
  Foreign                                        $         -                     $    33,748
  Domestic                                           113,973                         271,002
                                                 ------------                    ------------
Total Assets                                                      $   113,973                   $   304,750
                                                                 =============                  ============

Gross profit is total revenue less cost of sales and excludes general corporate expenses, interest expense, and income taxes. Identifiable assets are those used by each segment of the Company's operations.

NOTE 15 - SIGNIFICANT CUSTOMERS

For the years ended December 31, 2001 and 2000, the Company had two and three unrelated customers, respectively, which accounted for approximately 60% and 39%, respectively, of total revenues.

NOTE 16 - SUBSEQUENT EVENT

On January 19, 2002, the Board of Directors of the Company authorized and approved a forward stock split of 1 to 1.2 common shares effective April 10, 2002. The Board of Directors based its decision upon an analysis of the Company's potential business prospects, which the Board of Directors believes, will quickly escalate the Company's growth over the next six months. The Board of Directors further believes that the future per-share price of the common stock will reflect that growth, and thus determined that this was an opportunity to reward the Company's shareholders and increase the number of available shares on the market.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS OF ACCOUNTING AND FINANCIAL DISCLOSURE

         On September 6, 2001, the Board of Directors of the Company made a unanimous decision to terminate the services of its principal independent accountant, Goldstein Golub Kessler LLP ("GGK"). The termination of GGK resulted from a business decision made by the Board of Directors of the Company that it would be in the best interests of the Company to engage the services of an independent accountant, which has an emphasis on developmental companies. On September 6, 2001, the Company received an acknowledgment from GGK regarding GGK's termination. Subsequently, the Board of Directors of the Company unanimously approved the engagement of the accounting firm of Grassi & Co., CPAs, P.C. ("Grassi") as the Company's independent public accountant for the fiscal year ended December 31, 2001.

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

         During the period of its engagement, there were no disagreements with GGK which were not resolved on any matter concerning accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of GGK, would have caused GGK to make reference to the subject matter of the disagreements in connection with its audit report on the Company's consolidated financial statements for fiscal year ended December 31, 2000. GGK, as the Company's principal independent accountant, did not provide an adverse opinion or disclaimer of opinion to the Company's consolidated financial statements for fiscal year ended December 31, 2000, nor modify its opinion as to uncertainty, audit scope or accounting principles.

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

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

         IDENTIFICATION OF DIRECTORS AND EXECUTIVE OFFICERS

         The directors and executive officers of the Company are as follows:

Name                       Age              Position with the Company
-------------------        ---              -------------------------------

Alan Schwartz              59               Director and President

Steven H. Wahrman          44               Director, Executive Vice President

Jean Paul Daveau           46               Director and Executive Vice
                                            President of Engineering/Design

Jennifer Swanson           39               Executive Vice President

Rhett Kirchoff             37               Director

         ALAN SCHWARTZ has been a Director and the President of the Company since October 2001. During the past twenty years, Mr. Schwartz has been involved in the sales and marketing of materials and handling industry. Mr. Schwartz was the founder of a company which he started with a $70,000 initial investment. Mr. Schwartz has also specialized in corporate financing and structure. Mr. Schwartz graduated from CCNY.

         STEVEN H. WAHRMAN has been a Director, the President and Chief Operating Officer of the Company since February of 1996. Mr. Wahrman is currently an Executive Vice President for the Company and responsible for all phases of worldwide implementation of market research, strategic planning and promotion and the daily operations. Mr. Wahrman has twenty years of experience in sales and marketing. For a period of fourteen years, Mr. Wahrman was President of S.W. Intimates. Mr. Wahrman holds a Bachelor of Science degree in Marketing with a minor in Advertising from The American University.

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

         JENNIFER SWANSON has been an Executive Vice President of the Company since February 2002. During the past twenty years, Ms. Swanson has been involved in the marketing and corporate structure industry, specializing in investor relations, corporate financing and corporate communications. More recently, Ms. Swanson has worked with public companies emphasizing development of guidelines for handling correspondence, development of standard responses to frequently asked questions, advisement to management of trends and issues of concern that are manifested in correspondence, development of a system of recording contracts, development of a corporate overview or outlook correspondence to shareholders, evaluation of transfer agent performance, confirmation of regulatory filings and compliances with the Federal and State securities laws and regulations, and coordination of internal procedures regarding company stock option plans, restricted securities, convertible preferred stock and employee benefit plans. Ms. Swanson graduated from the University of Minnesota with a Bachelor of Arts Degree in Business Administration.

         RHETT KIRCHOFF has been a Director of the Company since November 2001. Mr. Kirchoff has been involved with various retail brokerage firms for the past thirty years having worked in the brokerage retail sectors at Butcher & Singer, Inc., Wheat First Securities and PaineWebber Inc. During such time, Mr. Kirchhoff acquired knowledge and experience in all aspects of security transactions, corporate financing, securities trading, and pension and profit sharing. Mr. Kirchhoff also worked in the insurance industry during which he acquired knowledge and experience in international banking. From 1995 to 2000, Mr. Kirchhoff was the founder and owner of DiMeclior, Kerchhoff & Co., a broker dealer firm, which represented high net worth clients and sports personalities. >From 1999 to current, Mr. Kirchhoff is the founder and owner of New Alliance Corporation, a business consulting firm. Mr. Kirchhoff graduated from Glassboro College with a degree in economics and minor in finance.

         As of the date of this Annual Report, there are no family relationships that exist among the named officers or directors. No arrangement or understanding exists between any such director or officer and any other persons pursuant to which any director or executive officer was elected as a director or executive officer of the Company. The directors of the Company are elected annually and serve until their successors take office or until their death, resignation or removal. The executive officers serve at the pleasure of the Board of Directors of the Company.

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

         COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

         Section 16(a) of the 1934 Exchange Act requires the Company's directors and officers, and the persons who beneficially own more than ten percent of the common stock of the Company, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Copies of all filed reports are required to be furnished to the Company pursuant to Rule 16a-3 promulgated under the 1934 Exchange Act. Based solely on the reports received by the Company and on the representations of the reporting persons, the Company believes that these persons have complied with all applicable filing requirements during the fiscal year ended December 31, 2001.

ITEM 10. EXECUTIVE COMPENSATION

         COMPENSATION OF OFFICERS AND DIRECTORS

         As of the date of this Annual Report, none of the officers or directors of the Company have received any compensation for their respective roles to date or during the prior fiscal years. The Company had entered into employment agreements dated July 1, 2001 with three of its executive officers/directors, Mr. Richard Goodhart, Mr. Steven Wahrman and Mr. Jean Paul Daveau, respectively (collectively, the "Employment Agreements"). On March 1, 2002, Mr. Goodhart resigned as the Executive Vice President of the Company, therefore, Mr. Goodhart's Employment Agreement is no longer in force and effect.

         Commencing July 1, 2001 and automatically renewable annually for a five year period, the terms and provisions of the respective Employment Agreements are as follows: (i) each officer/director receives an annual salary of $120,000;
(ii) each officer/director receives an annual cash bonus equal to one percent (1%) of the annual net profits for the preceding fiscal year; and (iii) each officer/director was granted stock options pursuant to the Company's Non-Qualified Stock Option Plan to purchase 50,000 shares of restricted Common Stock of the Company at $14.50 per share within five years from the effective date of the Employment Agreement. Other benefits provided for in the Employment Agreements are disability and health insurance coverage, automobile and expense allowances and travel and entertainment allowances.

         Pursuant to the provisions of the Employment Agreements, Messrs. Goodhart, Wahrman and Daveau were granted stock options (not to be governed by the Non-Qualified Stock Option Plan) to purchase 4,121,128, 1,617,840 and 1,500,000, respectively, shares of restricted common stock at $0.34 per share within five years from the effective date of the Employment Agreement (collectively, the "Stock Options").

         The Stock Options were granted to Messrs. Goodhart, Wahrman and Daveau in the amounts set forth above at an exercise price of $0.34 per share, which exercise price the board of directors of the Company believed was at least equal to the fair market value price of the Company's shares of common stock on June 29, 2001. On June 29, 2001, the board of directors authorized and approved the grant of Stock Options, which included provisions for anti-dilution protection. The grant of such Stock Options was absolute and was not subject to adjustment for any future reorganization, recapitalization, reverse stock split, combination of shares, merger or consolidation.

         As of the date of this Annual Report, the Company has not paid any salary or amounts towards accrued interest to any of the executive officers/directors under the Employment Agreements. As of December 31, 2001, the officer/director each has respectively waived the accrual and payment of such salary and interest in the aggregate amount of $590,000, and released the Company from any liability thereunder. See "Item 7. Financial Statements."

         As of the date of this Annual Report, management of the Company intends to enter into negotiations regarding termination of the respective Employment Agreements.

         NON-QUALIFIED STOCK OPTION PLAN

         On January 1, 1999, the Board of Directors of the Company adopted the Non-Qualified Stock Option Plan (the "SOP") which provided for the grant of options to purchase an aggregate of 6,000,000 shares of restricted common stock at $14.50 per share. The purpose of the SOP is to make options available to directors, management and significant contractors of the Company in order to encourage them to secure an increase on reasonable terms of their stock ownership in the Company and to remain in the employ of the Company, and to provide them compensation for past services rendered.

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

         As of the date of this Annual Report, options have been granted in the aggregate of 220,000 shares to the following individuals. All options granted are exercisable by the respective individual from the date of grant through the date of expiration.

--------------------------------------------------------------------------------

                                Number of      Date of    Exercise     Date of
                            Options Granted*    Grant      Price     Expiration
                             --------------     -----      -----     ----------

Richard Goodhart .....          50,000         01-01-99    $14.50     01-01-04

Steven Wahrman .......          50,000         01-01-99    $14.50     01-01-04

Jean Paul Daveau .....          50,000         01-01-99    $14.50     01-01-04

Jeffrey Carus ........          20,000         07-01-00    $14.50     07-01-05

Julius J. Valente, Jr.          50,000         07-01-00    $14.50     07-01-05

TOTAL ................         220,000
--------------------------------------------------------------------------------
*The original grant of options has been reduced in accordance with the reverse stock split.

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

--------------------------------------------------------------------------------
Title of Class       Name and Address         Amount and Nature*    Percent
                     of Beneficial Owner     of Beneficial Owner  of Class
--------------------------------------------------------------------------------
                                                          (1)(2)(3)(4)
Common Stock        Richard Goodhart                 4,725,525          32.10%
                    11730 Briarwood Circle
                    #1
                    Boynton Beach, FL 11788

                                                          (1)(2)(5)
Common Stock        Steven Wahrman                   1,944,720          15.92%
                    9091 North Military Trail
                    Palm Beach Gardens, FL 33410

                                                          (1)
Common Stock        Bristol Consulting Ltd.          6,235,604          59.16%
                    7101 Shore Road
                    Suite 3J
                    Brooklyn, New York 11209
                                                          (1)
Common Stock        Sampson Global Ltd.                545,454           5.17%
                    381 route de Thionville
                    L-5887
                    Hesperang, Luxembourg
                                                         (1)(2)(6)
Common Stock        All officers and                 3,504,720          25.44%
                    directors as a group
                    (5 persons)

*The original issuance of shares has been reduced in accordance with the reverse stock split and subsequently increased in accordance with the forward stock split.

(1)       These are restricted shares of common stock.
(2) Includes the assumption of the exercise of options by each option holder pursuant to the terms of the Non-Qualified Stock Option Plan to purchase 60,000 shares of restricted common stock (adjusted pursuant to the reverse stock split and the forward stock split), or an aggregate of 120,000 shares.
(3) In the event the Company should default on the promissory note with the Bank of Smithtown, pursuant to the terms of the settlement agreement, the Bank of Smithtown may foreclose on the shares held of record by Richard Goodhart (which have been pledged to secure the Company's obligations to the Bank of Smithtown), and may sell such shares to a third party.
(4) Includes the assumption of the exercise of options by Mr. Goodhart pursuant to the terms of the Employment Agreement to purchase 4,121,128 shares of restricted common stock.
(5) Includes the assumption of the exercise of options by Mr. Wahrman pursuant to the terms of the Employment Agreement to purchase 1,617,840 shares of restricted common stock.
(6) Includes the assumption of the exercise of options by Messrs. Wahrman and Daveau pursuant to the terms of the Employment Agreements to purchase 1,617,860 and 1,500,000 shared of restricted common stock, respectively.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         ACQUISITION OF IPS-NY

         On October 28, 1998, the Company entered into an agreement and plan of reorganization with International Purchasing Service, Inc. ("IPS-NY"). Pursuant to the terms and provisions of the Plan of Reorganization, the Company agreed to transfer and assign to Mr. Richard Goodhart, the then sole shareholder of IPS-NY, 297,500 shares of its restricted common stock in exchange for all of the issued and outstanding shares of common stock of IPS-NY. Prior to execution of the Plan of Reorganization, Mr. Goodhart was a director and the president of IPS-NY and was also a member of APP LLC holding an approximate 32% equity ownership interest in APP LLC. After consummation of the Plan of Reorganization and the Exchange Agreement, the Company issued to Mr. Richard Goodhart 297,500 shares of its restricted common stock in accordance with the terms of the Plan of Reorganization and 156,196 shares of its restricted common stock in accordance with the terms of the Exchange Agreement. On October 28, 1998, Mr. Richard Goodhart was elected as a director and Chairman of the Board, Chief Executive Officer of the Company. On March 1, 2002, Richard Goodhart resigned as a director and the Executive Vice President of the Company.

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

         EMPLOYMENT AGREEMENTS

         The Company has entered into employment agreements dated January 1, 1999, amended June 29, 2001, with two of its executive officers/directors. As of December 31, 2001, the respective officers/directors each waived the accrual and payment of such salary and released the Company from liability thereunder.

         LOANS/NOTES PAYABLE TO OFFICERS

         As of December 31, 2001, the Company owed an aggregate of approximately $380,143 pursuant to loans made by Mr. Steven Wahrman, a director and Executive Vice President. Of the aggregate amount of $378,758 due and owing to Mr. Wahrman, $50,000 is represented by a promissory note with interest accruing at 8% per annum due on demand, $240,000 is represented as a loan personally secured by Mr. Wahrman on behalf of the Company through a financial institution which bears interest at 9.25% and due on demand, $7,500 is represented by a promissory note with interest accruing at 10% per annum due on demand, $3,500 is represented by a promissory note with interest accruing at 10% per annum due on demand, and $79,143 is represented as advances and unreimbursed expenses, which are non-interest bearing.

         The Company also owes its prior Chief Financial Officer, Mr. Jules Valente, $30,000 pursuant to two promissory notes with interest accruing at 10% per annum due on demand.

         The Company also owes a prior director, Mr. Ives Wahrman, $98,776 with interest accruing at 10% per annum due on demand.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  The following exhibits are filed as part of this Annual Report: None.

             None.

     (b)  Reports on Form 8-K:

          Filed on March 28, 2002
          Filed on October 16, 2001
          Filed on September 17, 2001 and amended September 17, 2001 Filed on April 20, 2001 Filed on April 16, 2001
          Filed on March 2, 2001
          Filed on January 4, 2001



SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            ACCIDENT PREVENTION PLUS, INC.

Date: April 15, 2002                        By: /s/ Steven H. Wahrman
                                            --------------------------
                                            Steven H. Wahrman, Executive Vice
                                            President