Form 10QSB
period 2002-03-31
ACCIDENT PREVENTION PLUS INC
filed 2002-05-20
CIK 1084702

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
 (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 2002

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

                                 (561)721-2220
                                 --------------
                           (Issuer's telephone number)

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Class                                       Outstanding as of May 13, 2002
-----------------------------               ------------------------------------
Common Stock, $.001 par value                9,995,262*

*The shares issued and outstanding have been adjusted to take into account the forward stock split of 1 to 1.2 effectuated April 10, 2002.

Transitional Small Business Disclosure Format (check one)

                          Yes [ ]         No     [X]

                         Accident Prevention Plus, Inc.

                                      INDEX

                                                                        Page
                                                                         ----

PART I.   FINANCIAL INFORMATION                                          F-1

     Item 1. Financial Statements                                     F-1 - F-9

     Item 2. Management's Discussion and Analysis of
               Financial Condition and Results of Operations              3

PART II.  OTHER INFORMATION                                               9

     Item 1. Legal Proceedings                                            9

     Item 2. Changes in Securities and Use of Proceeds                   11

     Item 3. Defaults Upon Senior Securities                             13

     Item 4. Submission of Matters to a Vote of Security Holders         13

     Item 5. Other Information                                           13

     Item 6. Exhibits and Reports on Form 8-K                            13

SIGNATURES                                                               13

                  ACCIDENT PREVENTION PLUS, INC. AND SUBSIDIARIES

                         CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

                     INDEX TO CONSOLIDATED FINANCIAL STATEMENTS





                                                                        Page No.
                                                                        --------
Consolidated Balance Sheet                                                F-2
  At March 31, 2002 (Unaudited)

Consolidated Statements of Operations and Comprehensive Operations        F-3
  For the Three Months Ended March 31, 2002 and 2000 (Unaudited)

Consolidated Statements of Stockholders' Deficiency                       F-4
  For the Three Months Ended March 31, 2002 (Unaudited)

Consolidated Statements of Cash Flows                                  F-5 - F-6
  For the Three Months Ended March 31, 2002 and 2001 (Unaudited)

Notes to Consolidated Financial Statements (Unaudited)                 F-7 - F-9


                              ACCIDENT PREVENTION PLUS, INC. AND SUBSIDIARIES

                                         CONSOLIDATED BALANCE SHEET
                                                (UNAUDITED)

                                             AT MARCH 31, 2002


                                                   ASSETS
                                                   ------

      Current Assets:
        Accounts receivable                                                                    $    16,460
        Inventory                                                                                   35,107
        Prepaid expenses and other current assets                                                    6,871
                                                                                               ------------
            Total Current Assets                                                                    58,438

      Property and Equipment, Net                                                                   23,132

      Other assets                                                                                  34,104
                                                                                               ------------
            Total Assets                                                                       $   115,674
                                                                                               ============

                                  LIABILITIES AND STOCKHOLDERS' DEFICIENCY
                                  ----------------------------------------
      Current Liabilities:
        Cash overdraft                                                                         $       115
        Notes and loans payable                                                                    732,557
        Notes and loans payable - related parties                                                  641,069
        Convertible notes payable                                                                  180,000
        Convertible notes payable - related parties                                                250,000
        Accounts payable                                                                           909,318
        Accrued expenses and other liabilities                                                     856,980
                                                                                               ------------
            Total Current Liabilities                                                            3,570,039
                                                                                               ------------

      Common Stock Subject to Rescission Offer, - $.001 par value,
        12,496 shares issued and outstanding                                                       181,189
                                                                                               ------------
      Commitments & Contingencies

      Stockholders' Deficiency:
        Common stock - $.001 par value, 50,000,000 shares authorized;
          8,691,434 issued and outstanding                                                           8,692
        Additional paid-in capital                                                               5,019,584
        Accumulated deficit                                                                     (8,663,830)
                                                                                               ------------
            Total Stockholders' Deficiency                                                      (3,635,554)
                                                                                               ------------
           Total Liabilities and Stockholders'  Deficiency                                     $   115,674
                                                                                               ============



                       See accompanying notes to consolidated financial statements.

                                                    F-2

                               ACCIDENT PREVENTION PLUS, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                                                 (UNAUDITED)


                                                                             For the Three Months Ended
                                                                                      March 31,
                                                                          ---------------------------------
                                                                              2002                 2001
                                                                          ------------         ------------
Net Sales                                                                 $    26,374          $    67,306

Cost of Sales                                                                  21,318               28,466
                                                                          ------------         ------------
Gross Profit (Loss)                                                             5,056               38,840
                                                                          ------------         ------------
Expenses:
  Selling, general and administrative                                         125,381              438,833
  Research and development                                                      7,900                4,074
                                                                          ------------         ------------
      Total Expenses                                                          133,281              442,907
                                                                          ------------         ------------
Loss Before Other Income (Expenses)                                          (128,225)            (404,067)
                                                                          ------------         ------------
Other Income (Expenses):
  Interest income                                                                   -                   89
  Interest expense                                                            (30,025)             (63,736)
  Loss on foreign currency transactions                                             -               (3,199)
                                                                          ------------         ------------
      Total Other Expenses                                                    (30,025)             (66,846)
                                                                          ------------         ------------
Net Loss                                                                     (158,250)            (470,913)

Other Items of Comprehensive Income                                                 -               25,414
                                                                          ------------         ------------
Comprehensive Net Loss                                                    $  (158,250)         $  (445,499)
                                                                          ============         ============
Basic Earnings Per Share:
  Net Loss                                                                $     (0.02)         $     (0.25)
                                                                          ============         ============
  Weighted Average Number of Shares Outstanding                             7,312,976            1,802,855
                                                                          ============         ============



                        See accompanying notes to consolidated financial statements.




                                ACCIDENT PREVENTION PLUS, INC. AND SUBSIDIARIES

                              CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY
                                                  (UNAUDITED)

                                   FOR THE THREE MONTHS ENDED MARCH 31, 2002




                                                                        Common Stock              Additional
                                                                ----------------------------        Paid-in
                                                                  Shares           Amount           Capital
                                                                -----------      -----------      -----------
For the Three Months Ended March 31, 2002:
-----------------------------------------

Balances at December 31, 2001                                    3,040,552       $    3,041       $4,279,318

Issuance of common stock in connection with
  conversion of debt due to Bristol                              5,650,882            5,651          740,266
Net loss                                                                 -                -                -
                                                                -----------      -----------      -----------
Balances at March 31, 2002                                       8,691,434       $    8,692       $5,019,584
                                                                ==========       ==========       ==========



                                                                                                      Total
                                                                            Accumulated           Stockholders'
                                                                               Deficit             Deficiency
                                                                            ------------          ------------

For the Three Months Ended March 31, 2002:
-----------------------------------------

Balances at December 31, 2001                                               $(8,505,580)          $(4,223,221)

Issuance of common stock for in connection with
  conversion of debt due to Bristol                                                   -               745,917
Net loss                                                                       (158,250)             (158,250)
                                                                            ------------          ------------
Balances at March 31, 2002                                                  $(8,663,830)          $(3,635,554)
                                                                            ============          ============





                         See accompanying notes to consolidated financial statements.

                                                     F-4

                   ACCIDENT PREVENTION PLUS, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (UNAUDITED)



                                                             For the Three Months Ended
                                                                     March 31,
                                                             -----------------------
                                                                2002         2001
                                                             ----------   ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                   $(158,250)   $(470,913)
  Adjustments to reconcile net loss to net
    cash used in operating activities:
      Depreciation and amortization                             12,281       13,253
  Changes in Assets (Increase) Decrease:
    Inventory                                                    3,568      (11,057)
    Accounts receivable                                        (16,450)      11,157
    Prepaid expenses and other current assets                   (1,090)       4,087
    Other assets                                                     -       16,332
  Changes in Liabilities Increase (Decrease):
    Accounts payable and accrued expenses                       18,324      173,835
    Cash overdraft                                              (8,508)           -
                                                             ----------   ----------
      Net Cash Used In Operating Activities                   (150,135)    (263,306)
                                                             ----------   ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from notes and loans payable                        150,000      207,715
  Repayments of notes and loans payable                        (47,885)    (283,981)
  Cash contribution by shareholder                                   -      317,662
  Expenditures for sale of common stock                              -       (2,025)
  Repayment of notes and loans payable - related parties             -         (547)
  Proceeds from  notes payable - related parties                48,020            -
                                                             ----------   ----------
      Net Cash Provided by Financing Activities                150,135      238,824
                                                             ----------   ----------
Effect of exchange rate on cash                                      -       25,414

Net Increase in Cash                                                 -          932

Cash - Beginning of Year                                             -          590
                                                             ----------   ----------
Cash - End of Year                                           $       -    $   1,522
                                                             ==========   ==========

Supplemental Disclosure of Non-Cash Flow Information:
-----------------------------------------------------
  Cash paid during the year for:
    Interest                                                 $   5,035    $  24,511
                                                             ==========   ==========
    Income taxes                                             $       -    $       -
                                                             ==========   ==========

Supplemental Disclosures of Non-Cash Operating Activities:
----------------------------------------------------------

Issuance of 5,650,882 shares of common stock as a payment
  of accrued expenses and consulting fees                    $ 745,917       $    -
                                                             ==========   ==========

Supplemental Disclosure of Non-Cash Financing Activities:
---------------------------------------------------------
Issuance of 55,923 shares of common stock in connection
  with conversion of notes payable                              $    -    $  81,088
                                                             ==========   ==========



            See accompanying notes to consolidated financial statements.

                                         F-5

                 ACCIDENT PREVENTION PLUS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)



NOTE 1 - ORGANIZATION

The Company
-----------

Accident Prevention Plus, Inc. (the "Company") was incorporated in the State of Nevada on October 28, 1998 to become the holding company of Accident Prevention Plus, LLC, a Limited Liability Company (the "LLC"), and International Purchasing Services, NY, Inc. ("IPS-NY"). The Company is engaged in the design, marketing and distribution of onboard computer recording and fuel monitoring systems for commercial and fleet vehicles in the U.S. and Europe.

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

During the quarter ended December 31, 2001, management determined that it is in the best economical interest of the Company to close its offices in France and the U.K. effective December 31, 2001. Liabilities payable by the foreign subsidiaries totalling $348,360, as of March 31, 2002, have been reflected in the accompanying consolidated balance sheet under the caption "accrued expenses". Certain of these liabilities may be discharged in the liquidation of these foreign subsidiaries.

NOTE 2 - GOING CONCERN

As indicated by the accompanying consolidated financial statements, the Company incurred consolidated net losses. Additionally, the Company has significant deficits in both working capital and stockholders' equity. Further, as noted previously, the Company is delinquent in paying its payroll taxes to the IRS and has not complied with the payment schedules of its bank debt. These factors raise substantial doubt about the Company's ability to continue as a going concern.

Historically, stockholders of the Company have funded cash flow deficits. However, the stockholders are under no specific funding obligation.

The accompanying consolidated financial statements have been prepared assuming that the Company will be able to continue as a going concern. Accordingly, the consolidated financial statements do not include any adjustments relative to the recoverability and classification of assets, or the amounts and classification of liabilities that might be necessary in the event the Company is unable to continue operations.

                 ACCIDENT PREVENTION PLUS, INC. AND SUBSIDIARIES

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    (UNAUDITED)



NOTE 3 - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, these financial statements do not include all of the information and footnotes required by generally accepted accounting principles. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2002, are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. These consolidated financial statements should be read in conjunction with the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB, filed on April 16, 2002, for the year ended December 31, 2001.

NOTE 4 - NOTES AND LOANS PAYABLE

           Bank of Smithtown                               $  492,537
           Other loans payable                                240,020
                                                           -----------
                                                           $  732,557
                                                           ===========

a)  Bank of Smithtown
    -----------------

As of March 31, 2002, the Company was not in compliance with payment term schedule as agreed by both parties. To date, Smithtown has not taken any action against the Company, but should they decide to proceed with an action, the impact could have a material effect upon the Company. Due to the non-compliance, these notes with Smithtown have been classified as current liabilities at March 31, 2002.

b)  Other
    -----

At March 31, 2002, the Company has other notes and loans payable to individuals, due on demand, in the amount of $240,020. The interest rate on these notes is 10% per annum.

NOTE 5 - DEBT CONVERTED BY RELATED PARTY

In January 2002, Bristol, a related party, exercised their option and converted debt of $745,917 into 5,650,882 shares of the Company's common stock.

                 ACCIDENT PREVENTION PLUS, INC. AND SUBSIDIARIES

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    (UNAUDITED)



NOTE 6 - ACCRUED EXPENSES

Accrued expenses consist of the following at March 31, 2002:

        Interest payable                                      $  107,178
        Officer's salaries                                       117,500
        Customer deposits                                         71,016
        Payroll taxes                                             96,570
        Other                                                    116,356
        Accrued liabilities - U.K. and France
          subsidiaries                                           348,360
                                                              ----------
              Total                                           $  856,980
                                                              ==========

NOTE 7 - COMMITMENTS AND CONTINGENCIES

a)  Payroll Taxes
    -------------

As of March 31, 2002, the Company owes approximately $97,000 of payroll taxes and related estimated penalties and interest. Federal and state tax liens have been filed against the Company in connection with unpaid payroll taxes. As of March 31, 2002, the Company has not entered into any formal repayment agreements with the respective tax authorities.

b)  Litigation
    ----------

There has been no change in the status of litigation since the filing of the Annual Report on Form 10-KSB for the year ended December 31, 2001.

NOTE 8 - LOSS PER SHARE OF COMMON STOCK

Basic net loss per share of common stock has been computed based on the weighted average number of common shares outstanding during the periods presented.

Common stock equivalents, consisting of options and convertible securities discussed below, were not included in the calculation of diluted loss per share because their inclusion would have had the effect of decreasing the loss per share otherwise computed.

                 ACCIDENT PREVENTION PLUS, INC. AND SUBSIDIARIES

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    (UNAUDITED)



NOTE 9 - EARNINGS PER SHARE

Securities that could potentially dilute basic earnings per share ("EPS") in the future, that were not included in the computation of diluted EPS because to do so would have been anti-dilutive for the periods presented, consist of the following:

           Options to purchase common stock                7,458,968
           Convertible Debentures                             29,655
                                                           ---------
                 Total as of March 31, 2002                7,488,623
                                                           =========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

         This section should be read in conjunction with the Company's Consolidated Financial Statements included herein. Certain of the financial statements and the discussion below in the comparative three-month periods include reference to accounts and balances of the Company, which includes APP LLC, IPS-NY, APP UK and APP France, the Company's wholly-owned subsidiaries.

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

         As of the date of this Quarterly Report, management of the Company believes that the Company is in a viable operational position. Management of the Company also believes that the AP+Series products are now fully integrated logistic solution systems that have increased the Company's marketability expotentially. Management believes that upon finalization its AP+Series products will be able to satisfy any vehicle specifications and requirements worldwide. The design for the APP3000 system has been finalized and is ready for sale and distribution to the target market. The Company is in the process of finalizing the development of the "NEW GENERATION RECORDER" system. Management anticipates that the "NEW GENERATION RECORDER" system will include features such as a global positioning system ("GPS") for vehicular tracking, mapping and communications, an in-vehicle alcohol sensor/breathalyzer unit, a fatigue sensor which will monitor and record driver alertness, and a fingerprint application for greater security when used in conjunction with the "Smart card". Management intends to focus on integration of the "NEW GENERATION RECORDER" system's features with communication to further meet the needs of the transportation companies. As of the date of this Quarterly Report, management anticipates that development of the "NEW GENERATION RECORDER" system will be completed in approximately two months and available for delivery by 4th quarter 2002..

         During the prior fiscal year, the Company focused primarily on the research, development and design of the AP+Series products and related products, and generated little revenues. During those prior fiscal years, the principals of the Company invested personal funds, arranged for loans and lines of credit from private lenders and financial institutions, and secured grants to support the research and development expenses of the Company.

         During first quarter 2002, new management of the Company deemed it imperative that the business operations of the Company be directed and focused on the distribution, marketing and sales channels for its products. As of the date of this Quarterly Report, the Company derives its revenues principally from the marketing and sale of onboard recording systems, called the AP+Series products, and other related products to customers generally in the fleet management and driver training industries. The Company generates additional revenues through the implementation of maintenance contracts and integration contracts and its subsidiary.

         Management intends to focus the Company's marketing strategy for the sale and distribution of its AP+Series products in North America, South America, Central America, Europe and the Pacific Rim. The Company has entered into contractual relations regarding sales, service and installation with two prominent companies within the transportation industry. One agreement covers the United Kingdom and the other agreement covers North America.

         During fiscal year ended December 31, 2001, sales of the AP+Series and related products to the Company's customers accounted for approximately 100% of total gross revenues. Although the Company is expanding its marketing of the AP+Series and related products in non-transportation industries, such as the medical fields, management of the Company believes that sales of the AP+Series and related products to its customers in the fleet management and driver training industries will continue to be an important line of business for the Company for the next several years. See "Part I. Item 2. Management's Discussion and Analysis or Plan of Operation - Contractual Relations."

CONTRACTUAL RELATIONS

         Apache Future, Inc.

         On approximately April 2, 2002, the Company and Apache Future, Inc. ("Apache Future") entered into a distribution and installation agreement. Management of the Company believes that Apache Future has established long-standing relationships in the transportation industry by working on a variety of vehicles throughout the United States including fire trucks, motor coaches, transit, light rail, heavy rail, commuter trains and trucks resulting in a broad range of experience and expertise. Management of the Company further believes that the contractual relationship between the Company and Apache Future will provide the Company with continual and successful installation, training and on-going support relating to the Company's AP+Series products.

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

         European Market. Accident Prevention Plus, Inc. is currently participating in certain projects in Europe through EUROTARA Organization and the European Commission concerning improvement of safety on the roads. Management of the Company believes that the European Commission supports a project called "TRAINER", which targets the accidents involving novice drivers and may use a number of tools to provide analysis, such as simulators, vehicles and Skid Pads

         Management believes that the Company's products have been and continue to be instrumental in the evaluation and driver training area. To the best of management's knowledge, management believes there is no other company currently manufacturing products with the required technology capable for such driver training applications. Management believes that use of the AP+Series products on vehicles and simulators will provide the AP+Series products with greater visibility for the driver training industry.

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

         Other members of the federally funded project consortium include: (i) the University of Pennsylvania, (ii) Canadian Trucking Alliance, (iii) Transport Canada, (iv) Howard Power Steering, (v) Safe-Track, (vi) the United States Department of Transportation, and (vii) Perclos Camera provided by CM. This is anticipated to be completed by August 2002. At that time results will be evaluated and discussions for installations in North America will take place.

         JB Hunt Trucking Pilot Program

         As of the date of this Quarterly Report, the Company and J.B. Hunt Trucking ("JBHT") have been engaged in a pilot program test on two long-and local-haul vehicles. Management of the Company believes that the data collected proves the economic savings of utilization of the AP+Series systems and products, and have asked for a presentation of the collected data to management of JBHT. A representative of JBHT was present at CM Driver Training Institute on November 7, 2001 to see additional demonstrations of the AP+Series systems. Management of the Company believes that to date the pilot tests have been successful and anticipates that by the end of the third quarter of 2002, a decision will be made by management of JBHT regarding the potential purchase or lease by JBHT of the Company's AP+Series systems.

         North-Shore Long Island Jewish Health Systems

         The Company entered into an agreement dated August 31, 1999 with North-Shore Long Island Jewish Health Systems ("North Shore Hospital") regarding
(i) installation of the APP3000 onboard recording system (which was customized for use by North Shore Hospital) and related products on North Shore Hospital ambulances, and (ii) provision of services to integrate the installed APP3000 and related products with existing technologies utilized by North Shore Hospital. During fiscal year 2000, the Company installed one APP3000 onboard recording system on an ambulance as a test unit and, subject to performance, the Company would then be required to install an additional twenty-nine APP3000 onboard recording systems. As of the date of this Quarterly Report, the Company did not install any additional APP3000 onboard recording systems. Therefore, on April 3, 2001, North Shore Hospital initiated a lawsuit in the Supreme Court of the State of New York alleging that the Company breached its agreement with North Shore Hospital. See "Part II. Other Information. Item 1. Legal Proceedings".

RESULTS OF OPERATIONS

Three-Month Period Ended March 31, 2002 Compared with Three-Month
        Period Ended March 31, 2001

         The Company's net losses for the three-month period ended March 31, 2002 were approximately $158,250 compared to a net loss of approximately $470,913 for the three-month period ended March 31, 2001 (a decrease of 312,663 or 70%). The substantial decrease in net loss during the three-month period ended March 31, 2002 as compared to the three-month period ended March 31, 2001 is Attributed to new management focusing on decrease in cost of doing business, revenue generation and evaluation of previous managements' burn rate

         Net sales for the three-month periods ended March 31, 2002 and 2001 were $26,374 and $67,306, respectively. Net sales decreased by approximately $40,932 or 61% for the three-month period ended March 31, 2002 as compared to the three-month period ended March 31, 2001. The decrease in net sales during the three- month period ended March 31, 2002 was primarily due to the lack of substantial sales of the Company's AP+Series products to its customers and change in management.

         Gross profit (loss) for the three-month periods ended March 31, 2002 and 2001 amounted to $5,056 and $38,840, respectively, or a net decrease of $33,784 or 87%.

         Management also attributes the net sales and gross profit realized during the three-month period ended March 31, 2001 to a pre-existing relationships and contracts, which were not a factor during the three-month period ended March 31, 2002. In order to increase net sales and gross profit for fiscal year 2002, the Company has entered into various agreements with certain entities to establish distribution channels, corporate structures, contract applications in foreign and domestic countries, performance of certain pilot tests, and development of new products.

         Selling, general and administrative expenses for the three-month periods ended March 31, 2002 and 2001 were $125,381 and $438,833, respectively (a decrease of $313,452 or 72%). The decrease in selling, general and administrative expenses for the three-month period ended March 31, 2002 were primarily due to the Company incurring less cost associated with its officers salaries, consulting/professional fees, and personnel costs.

         Research and development expenses for the three-month period ended March 31, 2002 were $7,900 as compared to $4,074 for the three-month period ended March 31, 2001 (an increase of $3,826). The increase in research and development expenses during the three-month period ended March 31, 2002 is primarily due to the development of the "New Generation Recorder"

         Interest expense decreased to $30,025 during the three-month period ended March 31, 2002 compared to interest expense of $63,736 during the three-month period ended March 31, 2001 (a decrease of $33,711). The decrease in interest expense resulted primarily from the settlement of certain debts and accrued interest due and owing and the conversion of certain convertible notes payable.

         As a result of these factors, net loss for the three-month period ended March 31, 2002 was $158,250, a decrease of $312,663 or 70%, as compared to a net loss of $470,913 for the three-month period ended March 31, 2001. Management believes that the increase in net loss during the three-month period ended March 31, 2002 as compared to the three-month period ended March 31, 2001 is attributable new management's ability to decrease expenses. The Company's comprehensive net loss during the three-month period ended March 31, 2002 was approximately ($158,250) or ($.02) per common share compared to a comprehensive net loss of ($445,499) or ($.25) per common share during the three-month period ended March 31, 2001. The weighted average number of common shares outstanding were 7,312,976 for the three-month period ended March 31, 2002 compared to 1,802,855 for the three-month period ended March 31, 2001.

LIQUIDITY AND CAPITAL RESOURCES

         The Company is experiencing a liquidity crisis and is raising additional capital. Further, the Company has not generated sufficient cash flow to fund its operations and activities. Historically, the Company has relied upon internally generated funds, funds from the sale of shares of stock and loans from its shareholders and private investors to finance its operations and growth. Management intends to raise additional capital through further public or private offerings of its stock or loans from private investors, although there can be no assurance that the Company will be able to obtain such financing. The Company's future success and viability are somewhat dependent upon the Company's ability to generate sufficient revenues and to raise of additional capital. Management is optimistic that the Company will be successful in its capital raising efforts; however, there can be no assurance that the Company will be successful in raising additional capital. The failure to raise additional capital will have a material and adverse affect upon the Company and its shareholders.

         The Company's financial statements have been prepared assuming that it will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should the Company be unable to continue in operations.

         The Company generated $26,374 in net sales as of the three-month period ended March 31, 2002, a decrease of approximately 40% over revenues of $67,306 generated as of the three-month period ended March 31, 2001. Although there was a decrease in net sales during the three-month period ended March 31, 2002, management anticipates that overall generation of revenues will continue to increase on an annual basis based on new contracts and pilot programs for testing of the products that are now coming to finalization. Pilot programs currently exist with approximately eight companies.

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

         As of March 31, 2002, the Company's current assets were $58,438 and its current liabilities were $3,570,039, which resulted in a working capital deficit of $3,511,601. As of March 31, 2002, the Company's total assets were $115,674 and its total liabilities were $3,570,039. As of March 31, 2002, the Company's total liabilities exceeded its total assets by $3,454,365. The Company's stockholders' deficit decreased from ($4,223,221) for fiscal year ended December 31, 2001 to ($3,635,554) for the three-month period ended March 31, 2002.

         As of March 31, 2002, the Company was not in compliance with terms of certain loans due to a financial institution in the approximate amount of $492,536, requiring the loan to be reflected as current liabilities. As of the date of this Quarterly Report, the financial institution has either taken limited action or no action. Although management is optimistic that they will be able to negotiate waivers and/or restructure this loan, investors are cautioned that there can be no assurance that management will be able to achieve these objectives. Also, included in the current liabilities is accounts payable of $909,318, $641,069 of notes and loans payable-related parties, 732,557 of notes and loans payable $856,980 of accrued expenses and other liabilities, $250,000 in convertible note payable-related parties, $180,000 of convertible note payable.

         As of March 31, 2002, the Company's assets consisted primarily of $16,460 in accounts receivable, $35,107 in inventory, $6,871 in prepaid expenses, $23,132 in property and equipment and $34,104 in other assets.

         For the three-month period ended March 31, 2002, the net cash used in operating activities was $150,135 compared to $263,306 for the three-month period ended March 31, 2001 (a decrease of $113,171 or 43%). The decrease in net cash used in operating activities reflects a reduced net loss offset by an increase in accounts receivable and offset by increase in accounts payable and accrued liabilities for the three months ended March 31, 2001.

         The Company decreased its net cash from financing activities for the three- month period ended March 31, 2002 to $150,135 compared to $238,824 for the three- month period ended March 31, 2001 (a decrease of $88,689 or 37%). The major components were (i) repayments of notes and loans payable of $47,885 for the three months ended March 31, 2002 compared to $283,981 for the three months ended March 31, 2001; and (ii) proceeds from issuance of notes/loans payable of $198,020, for the three months ended March 31, 2002 compared to $207,715 and $317,662 proceeds from issuance of notes payable and cash contribution by shareholder, respectively, for the three months ended March 31, 2001.

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

         As of March 31, 2002, the principal balance on the newly issued $500,000 note, the newly issued $60,620 note and the original $100,000 note are $424,200, $43,828 and $24,509, respectively. Although the Company has complied with its payment obligations through December 31, 2000, as of the date of this Quarterly Report, the Company is not in compliance with its monthly payment schedule. Management believes that it will be successful in re-negotiating the terms and conditions of the settlement agreement with Bank of Smithtown in order to reduce its monthly payments. Management anticipates that the renegotiated monthly payments will be reduced by approximately $7,500 per month (approximately 50%). As of the date of this Quarterly Report, Bank of Smithtown has not initiated any legal action against the Company.

         As of the date of this filing, the Company has entered discussions with the bank for a payment arrangement to avoid any action from the Bank.

         Employment Agreements

         As of the date of this Quarterly Report, the Company has not paid any salary or amounts towards accrued interest to any of the executive officers/directors under the Employment Agreements. As of December 31, 2001, the officer/director each has respectively waived the accrual and payment of such salary and interest in the aggregate amount of $590,000, and released the Company from any liability thereunder.

         As of the date of this Quarterly Report, management of the Company has entered into negotiations regarding termination of the respective Employment Agreements, and the action of the then Board of Directors regarding the issuance of the Stock Option Plan.

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

         On March 25, 2002, the Company filed a 10b-17 notice with the National Association of Securities Dealers, Inc. to effectuate the forward stock split as of April 10, 2002. On April 10, 2002, the forward stock split was effectuated and the 8,703,929 shares of common stock issued and outstanding were increased to 10,444,715 shares of common stock issued and outstanding.

RECENT SALES OF UNREGISTERED SECURITIES

         During the three-month period ended March 31, 2002, the Company issued the following shares of Common Stock:

         (i) The Company and Bristol Consulting Ltd. ("Bristol") entered into a consulting agreement dated July 30, 1998 for a period of five years (the "Consulting Agreement") pursuant to which the Company agreed to pay Bristol a monthly fee of $5,000 for the first three months of the Consulting Agreement and thereafter a monthly fee of $10,000 for the duration of the Consulting Agreement for services rendered by Bristol to the Company. In accordance with the terms of the Consulting Agreement, Bristol has the option to convert any debt due and owing Bristol under the Consulting Agreement into shares of the Company's restricted common stock at the rate of $0.132 per share.

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

         (ii) On November 9, 2001, the Company entered into a settlement agreement with Jeff Pearlman, CPA ("Pearlman") pursuant to which the Company agreed to settle a debt in the approximate amount of $30,000.00 due and owing to Pearlman which included auditor and accounting services provided to the Company. Pursuant to the terms of the settlement agreement, the Company agreed to issue an aggregate of 150,000 shares of its restricted Common Stock to Pearlman at $0.50 per share as settlement of the aggregate debt due and owing to Pearlman; and (ii) Pearlman agreed to accept the issuance of the 150,000 shares as settlement for such debt. On April 26, 2002, the Company issued the shares to Pearlman in reliance upon the exemption from registration provided by Section 4(2) and Regulation D, Rule 506, of the Securities Act. Pearlman represented to the Company that he acquired the shares for his own account, and not with a view to distribution, and that the Company made available to him all material information concerning the Company.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         No report.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No report required.

ITEM 5.  OTHER INFORMATION

         No report required.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits. None

         (b)      Reports on Form 8-K:

                  Filed on March 28, 2002


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized

                                        ACCIDENT PREVENTION PLUS, INC.


Dated: May 13, 2002                     By: /s/ Steven Wahrman
------------------------                ----------------------------------------
                                        Steven Wahrman, Executive Vice President