Form 10QSB
period 2002-06-30
ACCIDENT PREVENTION PLUS INC
filed 2002-08-23
CIK 1084702

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended June 30, 2002

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ___________ to ___________

                         Commission file number 0-26257

                         ACCIDENT PREVENTION PLUS, INC.
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

            NEVADA                                            11-3461611
-------------------------------                            -------------------
(State or other jurisdiction of                            (I.R.S. Employer
incorporation of organization)                             Identification No.)


                 9091 North Military Trail, Suites #8, 9 and 10
                        Palm Beach Gardens, Florida 33409
                 ----------------------------------------------
                    (Address of Principal Executive Offices)

                                  (561)721-2220
                           ---------------------------
                           (Issuer's telephone number)

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

Class                                 Outstanding as of July 31, 2002

Common Stock, $.001 par value         9,995,262*

*The shares issued and outstanding have been adjusted to take into account the forward stock split of 1 to 1.2 effectuated April 10, 2002.

Transitional Small Business Disclosure Format (check one)

                          Yes [ ]        No  [X]

                         ACCIDENT PREVENTION PLUS, INC.

                                      INDEX

                                                                        Page
                                                                        ----

PART I.    FINANCIAL INFORMATION

    Item 1.    Financial Statements                                   F-1 - F-9

    Item 2.    Management's Discussion and Analysis of
               Financial Condition and Results of Operations              3

PART II.   OTHER INFORMATION                                             10

    Item 1.    Legal Proceedings                                         10

    Item 2.    Changes in Securities and Use of Proceeds                 12

    Item 3.    Defaults Upon Senior Securities                           14

    Item 4.    Submission of Matters to a Vote of Security Holders       14

    Item 5.    Other Information                                         14

    Item 6.    Exhibits and Reports on Form 8-K                          14

SIGNATURES                                                               15

                 ACCIDENT PREVENTION PLUS, INC. AND SUBSIDIARIES
                        CONSOLIDATED FINANCIAL STATEMENTS
                  FOR THE SIX MONTH PERIOD ENDED JUNE 30, 2002
                                   (UNAUDITED)


                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                           Page
                                                                          Number
                                                                          ------

Consolidated Balance Sheets at June 30, 2002 (unaudited)
  and June 30, 2001........................................................F-2

Consolidated Statements of Operations for the three months ended
  June 30, 2002 (unaudited)................................................F-3

Consolidated Statements of Operations for the six months ended
  June 30, 2002 (unaudited)................................................F-4

Consolidated Statement of Stockholders' Deficiency for the six
   months ended June 30, 2002 (unaudited) .................................F-5

Consolidated Statements of Cash Flows for the six months
  ended June 30, 2002 (unaudited)..........................................F-6

Notes to Consolidated Financial Statements............................F-7 to F-9

                 ACCIDENT PREVENTION PLUS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                          AT JUNE 30, 2002 (UNAUDITED)


      Assets

Current Assets:
  Cash                                                              $     6,122
  Accounts receivable                                                    38,806
  Inventory                                                              31,915
  Prepaid expenses and other current assets                               6,430
                                                                    ------------

      Total Current Assets                                               83,273

Property and Equipment, Net                                              18,241

Other Assets:
  Other assets                                                           25,104
                                                                    ------------
      Total Other Assets                                                 25,104
                                                                    ------------
      Total Assets                                                      126,618
                                                                    ============

      LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities:
  Notes and loans payable, current portion                              300,020
  Notes and loans payable - related parties                             745,069
  Convertible notes payable                                             180,000
  Convertible notes payable - related parties                           250,000
  Accounts payable                                                      770,926
  Accrued expenses and other liabilities                                530,960
                                                                    ------------
      Total Current Liabilities                                       2,776,975

Notes and loans payable, net of current portion                         432,537

Accrued expenses and other liabilities                                  348,360

Common stock subject to rescission offer, $.001
  par value, 14,995 shares issued and outstanding                       181,189

Commitments & Contingencies                                                  --

Stockholders' Deficiency:
  Common stock - $.001 par value, 50,000,000 shares
    authorized, 9,995,262 shares issued and outstanding                   9,995
  Additional paid-in capital                                          5,018,281
  Accumulated deficit                                                (8,640,719)
                                                                    ------------
      Total Stockholders' Deficiency                                 (3,612,443)
                                                                    ------------
      Total Liabilities and Stockholders' Deficiency                $   126,618
                                                                    ============

          See accompanying notes to consolidated financial statements.

                 ACCIDENT PREVENTION PLUS, INC. AND SUBSIDIARIES
         CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
                                   (UNAUDITED)

                                                     For the three months ended
                                                              June 30,
                                                        2002            2001
                                                     ------------   ------------

Net Sales                                            $    74,099    $    56,511

Cost of Sales                                             41,666         33,387
                                                     ------------   ------------
Gross Profit                                              32,433         23,124
                                                     ------------   ------------
Expenses:
  Selling, general and administrative                     96,494        488,222
  Research and development                                 9,413          2,581
                                                     ------------   ------------
      Total Expenses                                     105,907        490,803
                                                     ------------   ------------
Loss Before Other Income (Expenses)                      (73,474)      (467,579)
                                                     ------------   ------------
Other Income (Expenses)
  Bad debt recovery                                           --          2,734
  Interest expense                                       (28,880)       (35,548)
  Loss on foreign currency transactions                       --         (8,918)
  Settlement income (Expenses)                           125,465        (11,109)
                                                     ------------   ------------
      Total Other Income (Expenses)                       96,585        (52,941)
                                                     ------------   ------------
Net Income (Loss)                                         23,111       (520,620)

Other Items of Comprehensive Income                           --             --
                                                     ------------   ------------
Comprehensive Net Income (Loss)                      $    23,111    $  (520,620)
                                                     ============   ============


Basic Earnings Per Share:
  Net Income (Loss)                                  $      .002    $     (.241)
                                                     ============   ============
Weighted Average Number of Shares Outstanding          9,995,262      2,163,426
                                                     ============   ============


          See accompanying notes to consolidated financial statements.

                 ACCIDENT PREVENTION PLUS, INC. AND SUBSIDIARIES
         CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
                                   (UNAUDITED)

                                                      For the six months ended
                                                              June 30,
                                                         2002           2001
                                                     ------------   ------------

Net Sales                                            $   100,473    $   123,817

Cost of Sales                                             62,984         61,853
                                                     ------------   ------------
Gross Profit (Loss)                                       37,489         61,964
                                                     ------------   ------------
Expenses:
  Selling, general and administrative                    221,875        927,055
  Research and development                                17,313          6,655
                                                     ------------   ------------
      Total Expenses                                     239,188        933,710
                                                     ------------   ------------
Loss Before Other Income (Expenses)                     (201,699)      (871,746)
                                                     ------------   ------------
Other Income (Expenses)
  Interest expense                                       (58,905)       (99,295)
  Bad debt recovery                                           --          2,734
  Loss on foreign currency transactions                       --        (12,117)
  Settlement income                                      125,465        306,553
                                                     ------------   ------------
      Total Other Income (Expenses)                       66,560        197,875
                                                     ------------   ------------
Net Loss from Operations                                (135,139)      (673,871)

Other Items of Comprehensive Income                           --             --
                                                     ------------   ------------
Comprehensive Net Loss                               $  (135,139)   $  (673,871)
                                                     ============   ============


Basic Earnings Per Share:
  Net Loss                                           $      (.01)   $      (.31)
                                                     ============   ============

Weighted Average Number of Shares Outstanding          9,385,417      2,163,426
                                                     ============   ============



          See accompanying notes to consolidated financial statements.


                                 ACCIDENT PREVENTION PLUS, INC. AND SUBSIDIARIES
                               CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIENCY
                               FOR THE SIX MONTHS ENDED JUNE 30, 2002 (UNAUDITED)


                                                Common Stock          Additional                      Total
                                         --------------------------    Paid-in      Accumulated    Stockholders'
                                            Shares        Amount       Capital        Deficit       Deficiency
                                         ------------  ------------  ------------   ------------   ------------
Balances at December 31, 2001              3,040,552   $     3,041   $ 4,279,318    $(8,505,580)   $(4,223,221)

Issuance of common stock in connection
  with conversion of debt due to
  Bristol                                  5,650,882         5,651       740,266             --        745,917

Reflect 1.2 forward split effective
  April 10, 2002                           1,303,828         1,303        (1,303)            --             --

Net loss for six months ended
  June 30, 2002                                   --            --            --       (135,139)      (135,139)
                                         ------------  ------------  ------------   ------------   ------------
Balances at June 30, 2002                  9,995,262   $     9,995   $ 5,018,281    $(8,640,719)   $(3,612,443)
                                         ============  ============  ============   ============   ============

                          See accompanying notes to consolidated financial statements.


                                                      F-5



                   ACCIDENT PREVENTION PLUS, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                           For the six months ended
                                                                   June 30,
                                                              2002           2001
                                                           ----------     ----------
Operating activities
  Net loss                                                 $(135,139)     $(673,871)
  Adjustments to reconcile net loss to net
    cash used for operating activities:
  Depreciation and amortization                               24,562         26,126
  Settlement income                                         (125,465)            --
  Expenses paid in common stock                                   --         31,964
Changes in Assets (Increase) Decrease:
  Inventory                                                    6,760         (2,449)
  Accounts receivable                                        (38,796)            --
  Prepaid expenses and other current assets                     (649)       (46,278)
  Other assets                                                    --          9,524
Changes in Liabilities (Decrease):
  Accounts payable and accrued expenses                       28,083        547,229
  Other current liabilities                                       --        121,657
  Cash overdraft                                              (8,623)            --
                                                           ----------     ----------
  Net Cash Used In Operating Activities                     (249,267)        81,507
                                                           ----------     ----------
Cash Flows From Financing Activities:
  Proceeds from notes and loans payable                      150,000             --
  Repayment of notes and loans payable                       (47,885)       (73,546)
  Payments on capital lease obligation                            --         (8,410)
  Expenditures for sale of common stock                           --         (2,887)
  Repayment of notes and loans payable -
    related parties                                          (10,400)            --
  Proceeds from notes payable - related
    parties                                                  152,020          2,746
                                                           ----------     ----------
  Net Cash Provided by Financing Activities                  243,735        (82,097)
                                                           ----------     ----------
Effect of exchange rate on cash                                   --             --
                                                           ----------     ----------
Net increase in cash                                           5,532           (590)
Cash and cash equivalents at beginning of year                   590            590
                                                           ----------     ----------
Cash and cash equivalents at end of year                   $   6,122      $      --
                                                           ==========     ==========
Supplemental Disclosure of Non-Cash Flow
  Information:

  Cash paid during the year for:
    Interest                                               $   5,025      $  46,551
                                                           ==========     ==========
    Income taxes                                           $      --      $      --
                                                           ==========     ==========
Supplemental Disclosures of Non-Cash
  Operating Activities:

Issuance of 6,781,058 shares of common stock as
  as payment of accrued expenses and
  consulting fees                                          $ 745,917      $      --
                                                           ==========     ==========
Cancellation of accounts payable in settlements            $ 125,465      $      --
                                                           ==========     ==========
Supplemental Disclosure of Non-Cash Financing
    Activities:

Issuance of 67,108 shares of common stock in
  connection with conversion of notes payable              $      --      $  81,088
                                                           ==========     ==========

             See accompanying notes to consolidated financial statements.


                                         F-6

                 ACCIDENT PREVENTION PLUS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION AND NATURE OF OPERATIONS

The Company

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

During the quarter ended December 31, 2001, management determined that it is in the best economical interest of the Company to close its offices in France and the U.K. effective December 31, 2001. Liabilities payable by the foreign subsidiaries totaling $348,360, as of June 30, 2002, have been reflected in the accompanying consolidated balance sheet under the caption "accrued expenses and other liabilities". Certain of these liabilities may be discharged in the liquidation of these foreign subsidiaries, which is presently in process, and are classified as non-current as of June 30, 2002.

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, these financial statements do not include all of the information and footnotes required by generally accepted accounting principles. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 2002, are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. These consolidated financial statements should be read in conjunction with the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB, filed on April 16, 2002, for the year ended December 31, 2001.

LOSS PER SHARE - The Company computes earnings per share in accordance with SFAS No. 128, "EARNINGS PER SHARE". Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock that then shared in the earnings of the entity. Common equivalent shares have been excluded from the computation of diluted EPS since their affect is antidilutive. Per share amounts have been adjusted for the forward split of 1.2 effective April 10, 2002.

                 ACCIDENT PREVENTION PLUS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS - In July 2001, the Financial Accounting Standards Board issued FAS No. 141, "Business Combinations" and FAS No. 142, "Goodwill and Other Intangible Assets." FAS 141 supercedes Accounting Principles Bulletin No. 16, "Business Combinations" and FAS No. 38,
"Accounting for Pre- acquisition Contingencies of Purchased Enterprises." FAS 142 supercedes Accounting Bulletin No. 17, "Intangible Assets." These statements require use of the purchase method of accounting for all business combinations initiated after June 30, 2001, thereby eliminating use of the pooling-of-interests method. Goodwill will no longer be amortized but will be tested for impairment. Additionally, new criteria have been established that determine whether an acquired intangible asset should be recognized separately from goodwill. The statements are effective for business combinations initiated after June 30, 2001 with the entire provisions of FAS 141 and FAS 142 becoming effective for Invicta Corporation commencing with its 2002 fiscal year. Invicta Corporation is currently evaluating the impact these statements will have on its results of operations and financial position.

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 supercedes SFAS No. 121, "Accounting for the Impairment of Long-lived Assets and for Long-Lived Assets to be Disposed of", and provides guidance on classification and accounting for such assets when held for sale or abandonment. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. Management does not expect that adoption of SFAS No. 144 will have a material effect on the Company's results of operations or financial position.

NOTE 2 - GOING CONCERN

Going Concern

As shown in the accompanying interim financial statements, the Company incurred a net loss of $135,139 during the six months ended June 30, 2002 and the Company has a retained deficit of $8,640,719 and total stockholders' deficiency of $3,612,443. In addition, cash available at June 30, 2002 is unable to support the Company's operations at present levels through the completion of fiscal year 2003 without the Company raising more capital through public or private financing or extending certain terms with certain vendors. The Company does not know if additional financing will be available or, if available, whether it will be available on attractive terms. If the Company does raise more capital in the future, it is probable that it will result in substantial dilution to its stockholders.

These factors create substantial doubt as to the Company's ability to continue as a going concern. Management plans on obtaining sufficient working capital from planned Private Placements in the near term, setting up strategic partners to reduce future development costs and the expansion of revenue earnings for customers utilizing its existing products. The ability of the Company to continue as a going concern is dependent upon the success of the capital offering or alternative financing arrangements. The financial statements do not include any adjustments to the financial statements that might be necessary should the Company be unable to continue as a going concern.

                 ACCIDENT PREVENTION PLUS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 3 - NOTES AND LOANS PAYABLE

           Bank of Smithtown                          $  492,537
           Other loans payable                           240,020
                                                      -----------
                                                         732,557

           Less: current portion                        (300,020)
                                                      -----------
           Long-term portion                          $  432,537
                                                      ===========

a) Bank of Smithtown - Subsequent to June 30, 2002, the Company renegotiated repayment terms with the Bank of Smithtown for $5,000 per month commencing in August 2002, and should the Company maintain this schedule, the bank will not take action against the Company.

b) Other - At June 30, 2002, the Company has other notes and loans payable to individuals, due on demand, in the amount of $240,020. The interest rate on these notes is 10% per annum.

NOTE 4 - DEBT CONVERTED BY RELATED PARTY

In January 2002, Bristol, a related party, exercised their option and converted debt of $745,917 into 6,781,058 shares of the Company's common stock, after giving effect to the 1.2 forward split effective April 10, 2002.

NOTE 5 - ACCRUED EXPENSES

Accrued expenses consist of the following at June 30, 2002:

        Interest payable                                    $  136,058
        Officer's salaries                                     117,500
        Customer deposits                                       71,016
        Payroll taxes                                           96,570
        Other                                                  109,816
                                                            -----------
          Subtotal                                             530,960
        Accrued liabilities - U.K. and France
          subsidiaries (reclassified as long-term)             348,360
                                                            -----------

              Total                                         $  879,320
                                                            ===========


NOTE 6 - COMMITMENTS AND CONTINGENCIES

a)  Payroll Taxes

As of June 30, 2002, the Company owes approximately $97,000 of payroll taxes and related estimated penalties and interest. Federal and state tax liens have been filed against the Company in connection with unpaid payroll taxes. As of June 30, 2002, the Company has entered into informal repayment agreements with the respective tax authorities and anticipate a satisfactory settlement.

b)  Litigation

There has been no change in the status of litigation since the filing of the annual Report on Form 10-KSB for the year ended December 31, 2001.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION

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

GENERAL OVERVIEW

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

         As of the date of this Quarterly Report, management of the Company believes that the Company is in a viable operational position. Management of the Company also believes that the AP+Series products are now fully integrated logistic solution systems that have increased the Company's marketability expotentially. Management believes that upon finalization its AP+Series products will be able to satisfy any vehicle specifications and requirements worldwide. The design for the APP3000 system has been finalized and is ready for sale and distribution to the target market. The Company is in the process of finalizing the development of the "NEW GENERATION RECORDER" system. Management anticipates that the "NEW GENERATION RECORDER" system will include features such as a global positioning system ("GPS") for vehicular tracking, mapping and communications, an in-vehicle alcohol sensor/breathalyzer unit, a fatigue sensor which will monitor and record driver alertness, and a fingerprint application for greater security when used in conjunction with the "Smart card". Management intends to focus on integration of the "NEW GENERATION RECORDER" system's features with communication to further meet the needs of the transportation companies. As of the date of this Quarterly Report, management anticipates that development of the "NEW GENERATION RECORDER" system will be completed and available for delivery by 4th quarter 2002.

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

         During the first two quarters of 2002, new management of the Company deemed it imperative that the business operations of the Company be directed and focused on the distribution, marketing and sales channels for its products. As of the date of this Quarterly Report, the Company derives its revenues principally from the marketing and sale of onboard recording systems, called the AP+Series products, and other related products to customers generally in the fleet management and driver training industries. The Company generates additional revenues through the implementation of maintenance contracts and integration contracts and its subsidiary.

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

RESULTS OF OPERATIONS

Three-Month Period Ended June 30, 2002 Compared with Three-Month Period Ended June 30, 2001

         The Company's net income for the three-month period ended June 30, 2002 was approximately $23,111 compared to a net loss of $(520,620) for the three-month period ended June 30, 2001 (an increase of $543,731). Net income recorded in the current quarter included non-recurring settlement income of $125,465 from the cancellation of certain accounts payable which, absent this non-recurring gain on a pro-forma basis, the Company recorded a loss of $102,354 for the comparable quarter ended June 30, 2002. The substantial decrease in net loss during the three-month period ended June 30, 2002 as compared to the three-month period ended June 30, 2001 is attributed to new management focusing on decrease in cost of doing business, revenue generation, evaluation of previous managements' burn rate and settlement of certain debts.

         Net sales for the three-month periods ended June 30, 2002 and 2001 were $74,099 and $56,511, respectively. Net sales increased by approximately $17,588 or 31% for the three-month period ended June 30, 2002 as compared to the three-month period ended June 30, 2001. The increase in net sales during the three-month period ended June 30, 2002 was primarily due to the initial positive results of the new management's re-activation efforts.

         Gross profit for the three-month periods ended June 30, 2002 and 2001 amounted to $32,422 and $23,124, respectively, or a net increase of $9,309 or 40%.

         Management also attributes the net sales and gross profit realized during the three-month period ended June 30, 2001 to a pre-existing relationships and contracts, which were not a factor during the three-month period ended June 30, 2002. In an effort to increase net sales and gross profit for the remainder of fiscal year 2002, the Company has entered into various agreements with certain entities to establish distribution channels, corporate structures, contract applications in foreign and domestic countries, performance of certain pilot tests, and development of new products.

         Selling, general and administrative expenses for the three-month periods ended June 30, 2002 and 2001 were $96,494 and $488,222, respectively (a decrease of $391,728 or 80%). The decrease in selling, general and administrative expenses for the three-month period ended June 30, 2002 were primarily due to the Company incurring less cost associated with its officers salaries, consulting/professional fees, and personnel costs.

         Research and development expenses for the three-month period ended June 30, 2002 were $9,413 as compared to $2,581 for the three-month period ended June 30, 2001 (an increase of $6,832). The increase in research and development expenses during the three-month period ended June 30, 2002 is primarily due to the development of the "New Generation Recorder"

         Interest expense decreased to $28,880 during the three-month period ended June 30, 2002 compared to interest expense of $35,548 during the three-month period ended June 30, 2001 (a decrease of $6,668). The decrease in interest expense resulted primarily from the settlement of certain debts and accrued interest due and owing and the conversion of certain convertible notes payable.

Six-Month Period Ended June 30, 2002 Compared with Six-Month Period Ended June 30, 2001

         The Company's net loss for the six-month period ended June 30, 2002 was $(135,139) compared to a net loss of $(673,871) for the six-month period ended June 30, 2001 (a decrease of $538,732 or 80%). The reduced loss recorded in the current year included non-recurring settlement income of $125,465 from the cancellation of certain accounts payable which, absent this non recurring gain on a pro-forma basis, the Company recorded a loss of $260,604 for the comparable six months ended June 30, 2002. The substantial decrease in net loss during the six-month period ended June 30, 2002 as compared to the six- month period ended June 30, 2001 is Attributed to new management focusing on decrease in cost of doing business, revenue generation, evaluation of previous managements' burn rate and settlement of certain debt.

         Net sales for the six-month periods ended June 30, 2002 and 2001 were $100,473 and $123,817, respectively. Net sales decreased by approximately $23,344 or 19% for the six-month period ended June 30, 2002 as compared to the six-month period ended June 30, 2001. The decrease in net sales during the six-month period ended June 30, 2002 was primarily due to the lack of substantial sales of the Company's AP+Series products to its customers and change in management.

         Gross profit for the six-month periods ended June 30, 2002 and 2001 amounted to $37,489 and $61,964, respectively, or a net decrease of $24,475 or 39%.

         Management also attributes the net sales and gross profit realized during the six-month period ended June 30, 2001 to a pre-existing relationships and contracts, which were not a factor during the six-month period ended June 30, 2002. In an effort to increase net sales and gross profit for the remainder of fiscal year 2002, the Company has entered into various agreements with certain entities to establish distribution channels, corporate structures, contract applications in foreign and domestic countries, performance of certain pilot tests, and development of new products.

         Selling, general and administrative expenses for the six-month periods ended June 30, 2002 and 2001 were $221,875 and $927,055, respectively (a decrease of $705,180 or 76%). The decrease in selling, general and administrative expenses for the six-month period ended June 30, 2002 were primarily due to the Company incurring less cost associated with its officers salaries, consulting/professional fees, and personnel costs.

         Research and development expenses for the six-month period ended June 30, 2002 were $17,313 as compared to $6,655 for the six-month period ended June 30, 2001 (an increase of $10,658). The increase in research and development expenses during the six-month period ended June 30, 2002 is primarily due to the development of the "New Generation Recorder".

         Interest expense decreased to $58,905 during the six-month period ended June 30, 2002 compared to interest expense of $99,295 during the six-month period ended June 30, 2001 (a decrease of $40,390). The decrease in interest expense resulted primarily from the settlement of certain debts and accrued interest due and owing and the conversion of certain convertible notes payable.

         As a result of these factors, net loss for the six-month period ended June 30, 2002 was $(135,139), a decrease of $538,732 or 80%, as compared to a net loss of $(673,871) for the six-month period ended June 30, 2001.

LIQUIDITY AND CAPITAL RESOURCES

         The Company is experiencing liquidity problems and is seeking to raise additional capital. Further, the Company has not generated sufficient cash flow to fund its operations and activities. Historically, the Company has relied upon internally generated funds, funds from the sale of shares of stock and loans from its shareholders and private investors to finance its operations and growth. Management intends to raise additional capital through further public or private offerings of its stock or loans from private investors, although there can be no assurance that the Company will be able to obtain such financing. The Company's future success and viability are dependent upon the Company's ability to generate sufficient revenues and to raise of additional capital. Management is optimistic that the Company will be successful in its capital raising efforts; however, there can be no assurance that the Company will be successful in raising additional capital. The failure to raise additional capital will have a material and adverse affect upon the Company and its shareholders.

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

         As of June 30, 2002, the Company's current assets were $83,273 and its current liabilities were $2,776,975, which resulted in a working capital deficit of $2,693,702. The Company's stockholders' deficit decreased from ($4,223,221) at December 31, 2001 to ($3,612,443) at June 30, 2002.

         As of June 30, 2002, the Company's assets consisted primarily of $6,122 in cash, $38,806 in accounts receivable, $31,915 in inventory, $6,871 in prepaid expenses, $18,241 in property and equipment and $34,104 in other assets.

         For the six-month period ended June 30, 2002, the net cash used in operating activities was $249,267. The cash used in operating activities reflects a reduced net loss offset by an increase in accounts receivable and inventory and offset by increases in accounts payable and accrued liabilities for the six months then ended.

         The Company generated $243,735 of cash from financing activities for the six months ended June 30, 2002. The major components were (i) proceeds from issuance of notes/loans payable of $302,020; and (ii) repayments of notes and loans payable of $58,285.

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

         As of June 30, 2002, the principal balance on the newly issued $500,000 note, the newly issued $60,620 note and the original $100,000 note are $424,200, $43,828 and $24,509, respectively. As of the date of this Quarterly Report, the Company has renegotiated payment terms, and effective August 2002, the Company is paying $5,000 per month on these notes.

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

         In November, 2000 the Company and certain management entered into a settlement agreement.

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

RECENT SALES OF UNREGISTERED SECURITIES

         During the six-month period ended June 30, 2002, the Company issued the following shares of Common Stock:

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

                  Filed on August 19, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized

                                        ACCIDENT PREVENTION PLUS, INC.


Dated: August 21, 2002                  By: /s/ Alan Schwartz
------------------------                ----------------------------------------
                                        Alan Schwartz, Executive Vice President