Form 10QSB
period 2002-09-30
ACCIDENT PREVENTION PLUS INC
filed 2002-11-26
CIK 1084702

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         or the quarterly period ended September 30, 2002

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from ___________ to ___________

                         Commission file number 0-26257

                         ACCIDENT PREVENTION PLUS, INC.
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

            NEVADA                                            11-3461611
-------------------------------                           ----------------------
(State or other jurisdiction of                            (I.R.S. Employer
incorporation of organization)                             Identification No.)


                 9091 North Military Trail, Suites #8, 9 and 10
                        Palm Beach Gardens, Florida 33409
                 -----------------------------------------------
                    (Address of Principal Executive Offices)


                                  (561)721-2220
                           ----------------------------
                           (Issuer's telephone number)

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

Class                                 Outstanding as of November 4, 2002

Common Stock, $.001 par value         9,995,262*

*The shares issued and outstanding have been adjusted to take into account the forward stock split of 1 to 1.2 effectuated April 10, 2002.

Transitional Small Business Disclosure Format (check one)

                                 Yes [ ] No [X]

                         ACCIDENT PREVENTION PLUS, INC.

                                      INDEX

                                                                            Page
                                                                            ----

PART I.           FINANCIAL INFORMATION

       Item 1.       Financial Statements.............................F-1 - F-11

       Item 2.       Management's Discussion and Analysis of
                       Financial Condition and Results of Operations...........3

PART II.          OTHER INFORMATION...........................................10

       Item 1.       Legal Proceedings........................................10

       Item 2.       Changes in Securities and Use of Proceeds................11

       Item 3.       Defaults Upon Senior Securities..........................14

       Item 4.       Submission of Matters to a Vote of Security Holders......14

       Item 5.       Other Information........................................14

       Item 6.       Exhibits and Reports on Form 8-K.........................14

SIGNATURES....................................................................15

CERTIFICATIONS................................................................16

                 ACCIDENT PREVENTION PLUS, INC. AND SUBSIDIARIES
                        CONSOLIDATED FINANCIAL STATEMENTS
                  FOR THE SIX MONTH PERIOD ENDED JUNE 30, 2002
                                   (UNAUDITED)


                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                           Page
                                                                          Number
                                                                          ------


Consolidated Balance Sheets at September 30, 2002 (unaudited)
  and September 30, 2001.....................................................F-2

Consolidated Statements of Operations for the three months ended
  September 30, 2002 (unaudited).............................................F-3

Consolidated Statements of Operations for the nine months ended
  September 30, 2002 (unaudited).............................................F-4

Consolidated Statement of Stockholders' Deficiency for the nine months ended September 30, 2002 (unaudited)...............................F-5

Consolidated Statements of Cash Flows for the nine months
  ended September 30, 2002 (unaudited).......................................F-6

Notes to Consolidated Financial Statements...........................F-8 to F-11

                 ACCIDENT PREVENTION PLUS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                               SEPTEMBER 30, 2002
                                   (UNAUDITED)

      ASSETS

Current Assets:
  Cash                                                              $     2,386
  Accounts receivable, net of allowance for doubtful
    accounts of $4,190                                                   33,166
  Inventory                                                              43,560
  Prepaid expenses and other current assets                               6,530
                                                                    ------------

      Total Current Assets                                               85,642

Property and Equipment, Net                                              17,960

Other assets                                                             21,598
                                                                    ------------

      Total Assets                                                  $   125,200
                                                                    ============


      LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities:
  Notes and loans payable, current portion                              346,512
  Notes and loans payable - related parties                             718,879
  Convertible notes payable                                             180,000
  Convertible notes payable - related parties                           250,000
  Accounts payable                                                      763,542
  Accrued expenses and other current liabilities                        557,340
                                                                    ------------

      Total Current Liabilities                                       2,816,273

Notes and loans payable, net of current portion                         369,200

Accrued expenses and other liabilities                                  348,360

Common Stock Subject to Rescission Offer,
  $.001 par value, 14,995 shares issued and outstanding                 181,189

Bridge loans - expected to convert                                      138,135

Commitments & Contingencies (Notes 6)

Stockholders' Deficiency:
  Common stock - $.001 par value, 50,000,000 shares
    authorized, 9,995,262 shares issued and outstanding                   9,995
  Additional paid-in capital                                          5,018,280
  Accumulated other comprehensive income
  Accumulated deficit                                                (8,756,232)
                                                                    ------------

      Total Stockholders' Deficiency                                 (3,727,957)
                                                                    ------------
      Total Liabilities and Stockholders' Deficiency                $   125,200
                                                                    ============



   See the accompanying notes to unaudited consolidated financial statements.

                 ACCIDENT PREVENTION PLUS, INC. AND SUBSIDIARIES
         CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
                                   (UNAUDITED)


                                                    For the three months ended
                                                           September 30,
                                                       2001             2002
                                                   ------------     ------------

Net Sales                                          $    76,843      $    50,206

Cost of Sales                                           24,269           12,298
                                                   ------------     ------------

Gross Profit                                            52,574           37,908
                                                   ------------     ------------

Expenses:
  Selling, general and administrative                  552,291          119,779
  Research and development                                 737            5,001
                                                   ------------     ------------
      Total Expenses                                   553,028          124,780
                                                   ------------     ------------

Loss Before Other Income (Expenses)                   (500,454)         (86,871)
                                                   ------------     ------------

Other Income (Expenses)
  Bad debt                                              (2,734)              --
  Interest expense                                     (27,952)         (28,905)
  Loss on foreign currency transactions                 (8,792)              --
  Settlement income (Expenses)                          17,274              264
                                                   ------------     ------------

      Total Other Income (Expenses)                    (22,204)         (28,641)
                                                   ------------     ------------

Net (Loss) from Operations                         $  (522,658)     $  (115,513)
                                                   ============     ============

Other Items of Comprehensive Income                     (1,163)              --
                                                   ------------     ------------

Comprehensive Net Income (Loss)                    $  (523,821)     $  (115,513)
                                                   ============     ============



Basic Earnings Per Share:
  Net Income (Loss)                                $     (.023)     $      (.01)
                                                   ============     ============

Weighted Average Number of Shares Outstanding        2,263,286        9,995,262
                                                   ============     ============

   See the accompanying notes to unaudited consolidated financial statements.

                 ACCIDENT PREVENTION PLUS, INC. AND SUBSIDIARIES
         CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
                                   (UNAUDITED)


                                                    For the nine months ended
                                                           September 30,
                                                       2001             2002
                                                   ------------     ------------

Net Sales                                          $   200,660      $   150,679

Cost of Sales                                           86,122           75,282
                                                   ------------     ------------

Gross Profit (Loss)                                    114,538           75,397
                                                   ------------     ------------

Expenses:
  Selling, general and administrative                1,479,346          341,654
  Research and development                               7,392           22,314
                                                   ------------     ------------

      Total Expenses                                 1,486,738          363,968
                                                   ------------     ------------

Loss Before Other Income (Expenses)                 (1,372,200)        (288,570)
                                                   ------------     ------------

Other Income (Expenses)
  Interest expense                                    (127,247)         (87,810)
  Loss on foreign currency transactions                (20,909)              --
  Settlement income                                    323,827          125,729
                                                   ------------     ------------

      Total Other Income (Expenses)                    175,671           37,919
                                                   ------------     ------------

Net Loss from Operations                           $(1,196,529)     $  (250,652)
                                                   ============     ============

Other Items of Comprehensive Income                     (1,163)              --
                                                   ------------     ------------

Comprehensive Net Loss                             $(1,197,692)     $  (250,652)
                                                   ============     ============



Basic Earnings Per Share:
  Net Loss                                         $      (.54)     $      (.03)
                                                   ============     ============

Weighted Average Number of Shares Outstanding        2,222,452        9,588,699
                                                   ============     ============

   See the accompanying notes to unaudited consolidated financial statements.


                                     ACCIDENT PREVENTION PLUS, INC. AND SUBSIDIARIES
                                   CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIENCY
                                      FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002
                                                       (UNAUDITED)


                                              Common Stock              Additional
                                     -----------------------------        Paid-in        Accumulated
Stockholders                            Shares           Amount           Capital          Deficit            Total
------------                         ------------     ------------     ------------      ------------      ------------
Deficiency
----------
Balances at December 31, 2001          3,040,552      $     3,041      $ 4,279,318       $(8,505,580)      $(4,223,221)

Issuance of common stock in
  connection with conversion of
  debt due to Bristol                  5,650,882            5,651          740,266                --           745,917

Reflect 1.2 forward split
  effective April 10, 2002             1,303,828            1,303           (1,303)               --                --

Net loss for nine months
  ended September 30, 2002                    --               --               --          (250,652)         (250,652)
                                     ------------     ------------     ------------      ------------      ------------

Balances at September 30, 2002         9,995,262      $     9,995      $ 5,018,281       $(8,756,232)      $(3,727,957)
                                     ============     ============     ============      ============      ============


                       See the accompanying notes to unaudited consolidated financial statements.


                      ACCIDENT PREVENTION PLUS, INC. AND SUBSIDIARIES
                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                        (UNAUDITED)

                                                        For the nine months ended
                                                              September 30,
                                                          2001              2002
                                                      ------------      ------------
Operating activities
  Net loss                                            $(1,196,529)      $  (250,262)
   Adjustments to reconcile net loss to net cash
     provided by (used in) operating activities:
     Depreciation and amortization                         39,187            36,843
     Expenses paid in common stock                        333,515                --
     Foreign currency translation                          (1,163)               --
     Settlement income                                   (323,827)         (125,729)
Decrease (increase) in:
  Accounts receivable                                      18,761           (37,356)
  Inventory                                                (5,105)           (4,885)
  Prepaid expenses and other current assets               (43,421)              749
  Other assets                                             20,470            21,506
Increase (decrease) in:
  Accounts payable and accrued expenses and
    other current liabilities                             961,397            31,308
  Cash overdraft                                               --            (8,623)
                                                      ------------      ------------

      Net cash provided by (used in)
        operating activities                             (196,715)         (336,449)
                                                      ------------      ------------


Financing activities
  Proceeds of notes and loans payable                     217,404           288,135
  Repayment of notes and loans payable                    (53,750)          (64,730)
  Proceeds from notes and loans payable
    related party                                          35,359           152,020
  Repayment from notes and loans payable
    related party                                              --           (36,590)
  Costs associated with common stock                       (2,888)               --
                                                      ------------      ------------

      Net cash (used in) provided by
        financing activities                              196,125           338,835
                                                      ------------      ------------

Net (decrease) in cash                                       (590)            2,386

Cash and cash equivalents at beginning of period              590                --
                                                      ------------      ------------

Cash and cash equivalents at end of period            $        --       $     2,386
                                                      ============      ============

        See the accompanying notes to unaudited consolidated financial statements.

                 ACCIDENT PREVENTION PLUS, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS - Continued.
                                   (UNAUDITED)

                                                      For the nine months ended
                                                            September 30,
                                                          2001          2002
                                                       ---------     ---------
Supplemental disclosure of non-cash
  flow information:
  Cash paid during the year for:
     Interest                                          $ 32,590      $  5,025
                                                       =========     =========

     Income taxes                                      $     --      $     --
                                                       =========     =========

Schedule of non-cash operating activities:
  Issuance of 81,698 shares of common
    stock in connection with conversion of
    notes payable and interest                         $987,176      $     --
                                                       =========     =========

  Issuance of 21,000 and 6,781,058 shares of
    common stock as a payment of accrued
    expenses and consulting fees                       $141,750      $745,917
                                                       =========     =========

  Contribution by shareholder to settle
    debt of Company                                    $ 31,964      $     --
                                                       =========     =========

  Issuance of 48,000 shares of common stock as
    a payment of rent expense and consulting fees      $159,800      $     --
                                                       =========     =========


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

European Subsidiaries

On September 13, 1999, Accident Prevention Plus (UK) Limited ("APP UK") was formed as a private limited company under the laws of England and Wales to provide sales, marketing and technical support for the Company in Europe. APP UK is a wholly-owned subsidiary of the Company. On December 17, 1999, Accident Prevention Plus, France SARL ("APP France") was formed as a private Company under the laws of France. APP France is a wholly-owned subsidiary of APP UK. During the quarter ended December 31, 2001, management determined that it is in the best economical interest of the Company to close its offices in France and the U.K. effective December 31, 2001. Liabilities payable by the foreign subsidiaries totaling $348,360, as of September 30, 2002, have been reflected in the accompanying consolidated balance sheet under the caption "accrued expenses and other liabilities". Certain of these liabilities may be discharged in the liquidation of these foreign subsidiaries, which is presently in process, and are classified as non-current as of September 30, 2002.

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

                 ACCIDENT PREVENTION PLUS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


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

NOTE 2 - GOING CONCERN

Going Concern

As shown in the accompanying interim financial statements, the Company incurred a net loss of $250,652 during the nine months ended September 30, 2002 and the Company has a retained deficit of $8,756,232 and total stockholders' deficiency of $3,727,957. In addition, cash available at June 30, 2002 is unable to support the Company's operations at present levels through the completion of fiscal year 2003 without the Company raising more capital through public or private financing or extending certain terms with certain vendors. The Company does not know if additional financing will be available or, if available, whether it will be available on attractive terms. If the Company does raise more capital in the future, it is probable that it will result in substantial dilution to its stockholders.

                 ACCIDENT PREVENTION PLUS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


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

NOTE 3 - NOTES AND LOANS PAYABLE

              Bank of Smithtown                                  $ 419,200
              Other loans payable                                  265,512
                                                                 ----------
                                                                   715,712

              Less: current portion                               (346,512)
                                                                 ----------

              Long-term portion                                  $ 369,200
                                                                 ==========


a) Bank of Smithtown - During the quarter ended September 30, 2002, the Company renegotiated repayment terms with the Bank of Smithtown for $5,000 per month commencing in August 2002, and should the Company maintain this schedule, the bank will not take action against the Company.

b) Other - At September 30, 2002, the Company has other notes and loans payable to individuals, due on demand, in the amount of $265,512. The interest rate on these notes is 10% per annum.

NOTE 4 - DEBT CONVERTED BY RELATED PARTY

In January 2002, Bristol, a related party, exercised their option and converted debt of $745,917 into 6,781,058 shares of the Company's common stock, after giving effect to the 1.2 forward split effective April 10, 2002.

NOTE 5 - ACCRUED EXPENSES

Accrued expenses consist of the following at September 30, 2002:

              Interest payable                                   $  164,938
              Officer's salaries                                    117,500
              Customer deposits                                      71,016
              Payroll taxes                                          96,570
              Other                                                 107,316
                                                                 -----------

              Subtotal                                              557,340
              Accrued liabilities - U.K. and France
                subsidiaries (reclassified as long-term)            348,360
                                                                 -----------

                    Total                                        $  905,700
                                                                 ===========

                 ACCIDENT PREVENTION PLUS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 6 - COMMITMENTS AND CONTINGENCIES

a) Payroll Taxes

As of September 30, 2002, the Company owes approximately $97,000 of payroll taxes and related estimated penalties and interest. Federal and state tax liens have been filed against the Company in connection with unpaid payroll taxes. As of September 30, 2002, the Company has entered into informal repayment agreements with the respective tax authorities and anticipate a satisfactory settlement.

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

         In July of 2002 Accident Prevention Plus, Inc. entered into a QWBS Development Agreement with Qualcomm Inc. This agreement was established so APP could develop and design new hardware and software to interface with the Qualcomm "OmniTRACS" and "OmniExpress."

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

         In August of 2002, the board of directors re-evaluated the agreement with Bristol Consulting and voted to re-claim 3.5 million shares which the Company believes it can renegotiate and be able to subsequently be put back into treasury which shall lower the outstanding shares.

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

         At a meeting held in October at ATA headquarters a preliminary and confidential report was issued showing the performance rating of Accident Prevention's APP 3000 series in accumulating data from several safe driving apparatus. The report states that the recorders were 99.9999% accurate in recording all data over the six month duration of the test. There were over 5 million recordings taken during this time period.

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

RESULTS OF OPERATIONS

Three-Month Period Ended September 30, 2002 Compared with Three-Month Period Ended September 30, 2001

         The Company's net loss for the three-month period ended September 30, 2002 was approximately $115,513 compared to a net loss of $523,821 for the three-month period ended September, 2001 a decrease of $408,308. The substantial decrease in net loss during the three-month period ended September 30, 2002 as compared to the three-month period ended September 30, 2001 is attributed to new management focusing on decrease in cost of doing business, revenue generation, evaluation of previous managements' burn rate and settlement of certain debts.

         Net sales for the three-month periods ended September 30, 2002 and 2001 were $50,206 and $76,843, respectively. Net sales decreased by approximately $26,700 or 38% for the three-month period ended September 30, 2002 as compared to the three-month period ended September 30, 2001. The decrease in net sales during the three-month period ended September 30, 2002 was primarily due to the lack of substantial sales of the Company's AP+ Series product to its customers and changes in management.

         Gross profit for the three-month periods ended September 30, 2002 and 2001 amounted to $37,908 and $52,574, respectively, or 76% of sales for the period ended September 30, 2002 compared to 68% for the same period in the prior year.

         Management also attributes the net sales and gross profit realized during the three-month period ended September 30, 2001 to a pre-existing relationships and contracts, which were not a factor during the three-month period ended September 30, 2002. In an effort to increase net sales and gross profit for the remainder of fiscal year 2002, the Company has entered into various agreements with certain entities to establish distribution channels, corporate structures, contract applications in foreign and domestic countries, performance of certain pilot tests, and development of new products.

         Selling, general and administrative expenses for the three-month periods ended September 30, 2002 and 2001 were $119,779 and $552,291, respectively (a decrease of $432,512 or 78%). The decrease in selling, general and administrative expenses for the three-month period ended September 30, 2002 were primarily due to the Company incurring less cost associated with its officers salaries, consulting/professional fees, and personnel costs.

         Research and development expenses for the three-month period ended September 30, 2002 were $5,001 as compared to $737 for the three-month period ended September 30, 2001 (an increase of $4,264). The increase in research and development expenses during the three-month period ended September 30, 2002 is primarily due to the development of the "New Generation Recorder"

         Interest expense remained relatively unchanged for the three-month period ended September 30, 2002 compared to the three-month period ended September 30, 2001. For the three months ended September 30, 2002 interest expense was $28,905 and was $27,952 for the same period in 2001.


Nine-Month Period Ended September 30, 2002 Compared with Nine-Month Period Ended September 30, 2001

         The Company's net loss for the nine-month period ended September 30, 2002 was $250,652 compared to a net loss of $1,197,692 for the nine-month period ended September 30, 2001 (a decrease of $947,040 or 79%). The reduced loss recorded in the current year included non-recurring settlement income of $125,465 from the cancellation of certain accounts payable which, absent this non recurring gain on a pro-forma basis, the Company recorded a loss of $376,117 for the comparable nine months ended September 30,, 2002. The substantial decrease in net loss during the nine-month period ended September 30, 2002 as compared to the nine-month period ended September 30, 2001 is Attributed to new management focusing on decrease in cost of doing business, revenue generation, evaluation of previous managements' burn rate and settlement of certain debt.

         Net sales for the nine-month periods ended September 30, 2002 and 2001 were $150,649 and $200,660, respectively. Net sales decreased by approximately

$50,000 or 25% for the nine-month period ended September 30, 2002 as compared to the nine-month period ended September 30, 2001. The decrease in net sales during the nine-month period ended September 30, 2002 was primarily due to the lack of substantial sales of the Company's AP+Series products to its customers and change in management.

         Gross profit for the nine-month periods ended September 30, 2002 and 2001 amounted to $75,397 and $114,538, respectively, or a net decrease of $39,141 or 34%%. Gross profit as a percent of sales were 50% and 57% for the periods ended September 30, 2002 and September 30, 2001, respectively.

         Management also attributes the net sales and gross profit realized during the nine-month period ended September 30, 2001 to a pre-existing relationships and contracts, which were not a factor during the nine-month period ended September 30, 2002. In an effort to increase net sales and gross profit for the remainder of fiscal year 2002, the Company has entered into various agreements with certain entities to establish distribution channels, corporate structures, contract applications in foreign and domestic countries, performance of certain pilot tests, and development of new products.

         Selling, general and administrative expenses for the nine-month periods ended September 30, 2002 and 2001 were $341,654 and $1,479,346, respectively (a decrease of $1,137,692 or 77%). The decrease in selling, general and administrative expenses for the nine-month period ended September 30, 2002 were primarily due to the Company incurring less cost associated with its officers salaries, consulting/professional fees, and personnel costs.

         Research and development expenses for the nine-month period ended September 30, 2002 were $22,314 as compared to $7,392 for the nine-month period ended September 30, 2001 (an increase of $14,922). The increase in research and development expenses during the nine-month period ended September 30, 2002 is primarily due to the development of the "New Generation Recorder".

         Interest expense decreased to $87,810 during the nine-month period ended September 30, 2002 compared to interest expense of $127,247 during the nine-month period ended September 30, 2001 (a decrease of $39,437). The decrease in interest expense resulted primarily from the settlement of certain debts and accrued interest due and owing and the conversion of certain convertible notes payable.


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

         As of September 30, 2002, the Company's current assets were $85,642 and its current liabilities were $2,816,273, which resulted in a working capital deficit of $2,730,631. The Company's stockholders' deficit decreased from $4,223,221 at December 31, 2001 to $3,727,957 at September 30, 2002.

         As of September 30, 2002, the Company's assets consisted primarily of $2,386 in cash, $33,166 in accounts receivable, $43,560 in inventory, $6,530 in prepaid expenses, $17,960 in property and equipment and $21,598 in other assets.

         For the nine-month period ended September 30, 2002, the net cash used in operating activities was $336,449. The cash used in operating activities reflects a reduced net loss offset by an increase in accounts receivable and inventory and offset by increases in accounts payable and accrued liabilities for the nine months then ended.

         The Company generated $338,835 of cash from financing activities for the nine months ended September 30, 2002. The major components were (i) proceeds from issuance of notes/loans payable of $440,155; and (ii) repayments of notes and loans payable of $101,320.

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

         As of September 30, 2002, the principal balance on the newly issued $500,000 note, the newly issued $60,620 note and the original $100,000 note are $419,200, $43,828 and $24,509, respectively. As of the date of the previously filed Quarterly Report, the Company has renegotiated payment terms, and effective August 2002, the Company is paying $5,000 per month on these notes.

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


PART I;

ITEM 3.           CONTROLS AND PROCEDURES

         The Company's present Board of Directors performed an evaluation of the Company's disclosure controls and procedures within 90 days prior to the filing date of this report. Based on their evaluation, they concluded that the controls and procedures in place are sufficient to assure that material information concerning the Company which could affect the disclosures in the Company's quarterly and annual reports is made known to them by the other officers and employees of the Company, and that the communications occur with promptness sufficient to assure the inclusion of the information in the then- current report.

         There have been no significant changes in the Company's internal controls or in other factors that could significantly affect those controls subsequent to the date on which the Board performed their evaluation.

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

On approximately April 3, 2001, North Shore Hospital initiated legal proceedings against the Company in the Supreme Court of the State of New York, n and for the County of Nassau (the "North Shore Lawsuit"). In the North Shore lawsuit, North Shore Hospital alleges breach of contract relating to a purchase order under which the Company was to install a monitoring system on North Shore Hospital's fleet of ambulances.

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

RECENT SALES OF UNREGISTERED SECURITIES

         During the nine-month period ended September 30, 2002, the Company issued the following shares of Common Stock:

i) The Company and Bristol Consulting Ltd. ("Bristol") entered into a consulting agreement dated July 30, 1998 for a period of five years (the "Consulting Agreement") pursuant to which the Company agreed to pay Bristol a monthly fee of $5,000 for the first three months of the Consulting Agreement and thereafter a monthly fee of $10,000 for the duration of the Consulting Agreement for services rendered by Bristol to the Company. In accordance with the terms of the Consulting Agreement, Bristol has the option to convert any debt due and owing Bristol under the Consulting Agreement into shares of the Company's restricted common stock at the rate of $0.132 per share.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits.

                           None

         (b) Reports on Form 8-K:

                           Filed on August 19, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized

                                        ACCIDENT PREVENTION PLUS, INC.


Dated: November 20, 2002                  By: /s/ Alan Schwartz
                                          ------------------------------
                                          Alan Schwartz, President & CEO






In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

November 20, 2002                      by: /s/ Alan Schwartz
                                       ----------------------------
                                       Alan Schwartz, President & CEO


November 20, 2002                      by: /s/ Jennifer Swanson
                                       ----------------------------
                                       Jennifer Swanson, CFO

                                  CERTIFICATION

I, Alan Schwartz, President & CEO, certify that:

         1. I have reviewed this quarterly report on Form 10-QSB of Accident Prevention Plus, Inc.;

         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

         3. Based on my knowledge, the financial statements and other financial information included in this quarterly report fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

         a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated:  November 20, 2002                      by: /s/ Alan Schwartz
                                               -------------------------
                                               Alan Schwartz,
                                               President & CEO

                                  CERTIFICATION

I, Jennifer Swanson, CFO, certify that:

         1. I have reviewed this quarterly report on Form 10-QSB of Accident Prevention Plus, Inc.;

         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

         3. Based on my knowledge, the financial statements and other financial information included in this quarterly report fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

         a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated:  November 20, 2002                      by: /s/ Jennifer Swanson
                                               ---------------------------
                                               Jennifer Swanson
                                               CFO