Form 10KSB
period 2002-12-31
ACCIDENT PREVENTION PLUS INC
filed 2003-05-23
CIK 1084702

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the fiscal year ended December 31, 2002

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from______  to______

                         Commission file number 0-26257

                         ACCIDENT PREVENTION PLUS, INC.
        ----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

            NEVADA                                            11-3461611
(State or other jurisdiction of                            (I.R.S. Employer
incorporation of organization)                             Identification No.)

                            9091 North Military Trail
                                    Suites 12
                        Palm Beach Gardens, Florida 33418
                        ---------------------------------
                    (Address of Principal Executive Offices)

                                 (561) 721-2220
                           (Issuer's telephone number)

                             325 Wireless Boulevard
                            Hauppauge, New York 11788

              (Former name, former address and former fiscal year,
                          if changed since last report)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check here if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this Form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State the issuer's revenues for its more recent fiscal year (ending December 31, 2002): $150,679

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of January 31, 2003: $

State the number of shares outstanding of each of the issuer's classes of common equity, as of the most practicable date:

Class                                      Outstanding as of March 31, 2003
Common Stock, $.001 par value                        11,219,655*

*The shares issued and outstanding have been adjusted to take into account the reverse stock split of 10 to 1 effectuated November 26, 2001 and subsequently adjusted to take into account the forward stock split of 1 to 1.2 effectuated April 10, 2002.

                                                                            PAGE
PART I

ITEM 1.      DESCRIPTION OF BUSINESS                                          3

ITEM 2.      PROPERTIES                                                      12

ITEM 3.      LEGAL PROCEEDINGS                                               13

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS             14

ITEM 5.      MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
               STOCKHOLDER MATTERS                                           15

ITEM 6.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS                           19

ITEM 7.      FINANCIAL STATEMENTS                                            23

ITEM 8.      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS OF
               ACCOUNTING AND FINANCIAL DISCLOSURE                           24

ITEM 9.      DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND
               CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a)
               OF THE EXCHANGE ACT                                           25

ITEM 10.     EXECUTIVE COMPENSATION                                          26

ITEM 11.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
               AND MANAGEMENT                                                29

ITEM 12.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                  30

ITEM 13.     EXHIBITS AND REPORTS ON FORM 8-K                                31

SIGNATURES                                                                   32

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

         Effective as of October 28, 1998, the Company entered into an Exchange Agreement (the "Exchange Agreement") with all of the equity members of APP LLC pursuant to which it was agreed that the equity members would exchange their interests in APP LLC for shares of common stock of the Company and the Company would issue to the equity members shares of its common stock. As of October 28, 1998, the Company issued 14,205,970 (pre- split shares) of its restricted common stock to the equity members of APP LLC in accordance with the terms and provisions of the Exchange Agreement.

         In accordance with the terms and provisions of the Exchange Agreement and the Plan of Reorganization, the Company acts as the holding company of APP LLC and IPS-NY. As used in this Annual Report, the term "Company" will include the subsidiaries of the Company unless otherwise individually referenced.

        ACQUISITION OF INTERNATIONAL PURCHASING SERVICES, INC.

     International Purchasing Services, Inc. ("IPS-NY") was incorporated under the laws of the State of New York on March 3, 1993 to provide general purchasing services for other companies, and is a wholly-owned subsidiary of the Company. Effective as of October 28, 1998, the Company acquired IPS-NY by entering into an Agreement and Plan of Reorganization ("Plan of Reorganization") with IPS-NY pursuant to which it was agreed that (i) the sole shareholder of IPS-NY would transfer all of the issued and outstanding shares of IPS-NY to the Company in exchange for shares of common stock of the Company, and (ii) the Company would issue to the sole shareholder of IPS-NY 2,975,000 (pre-split shares) of its common stock. As of October 28, 1998, the Company issued 2,975,000 shares of its restricted Common Stock to the sole shareholder of IPS-NY.

BUSINESS OPERATIONS

        GENERAL

         Accident Prevention Plus, Inc. is a technology company which designs, manufactures and distributes on board recorders and specialty interface equipment for all types of vehicles. The Company specializes in the safety, economic enhancement of and security for vehicles, drivers and cargo.

         During the prior fiscal years, the Company focused on the research, development and design of the APP3000 and the Eye Q series which was done in conjunction with the Qualcomm communication system. During the fiscal year these products and related products generated little revenues.

         During fiscal year 2002, management of the Company deemed it imperative that the business operations of the Company be directed and focused on the distribution, marketing and sales channels for its products. In March of 2002, new management was put in place to drive the revenue side of the business and assure that the Company is operated in the best interest of the shareholders. Past management had spent many years in research and development and had done a very credible job in that regard. But, the Company now feels it is the proper time to get its products to the worldwide market place. As of the date of this Annual Report, the Company derives its revenues principally from the marketing and sale of its onboard recording systems, and other related products to customers generally in the fleet management and driver training industries. Additional revenues may be generated by the Company through the implementation of maintenance contracts related to the APP On Board recording products.

         During fiscal year ended December 31, 2002, sales of the APP On Board Recording Systems products tot he Company's customers accounted for approximately 100% of total revenues. For fiscal year ended December 31, 2002, the Company had two unrelated customers that accounted for approximately 100% of total revenues.

         The Company intends to concentrate its business operations on the distribution, marketing and sales of its APP On Board Recording Systems and related products in (i) the trucking and commercial fleet and driver training industries nationwide and worldwide; (ii) related transportation industries nationwide and worldwide; and (iii) non-transportation industries, such as the medical fields. As of the date of this Annual Report, management of the Company has been involved in multiple discussions and negotiations with members of the European Economic Community and anticipates immediate generation of revenues from the European marketplace from the sale of its APP On Board Recording Systems. Management of the Company believes that sales of the APP On Board Recording Systems and related products to its customers in the fleet management and driver training industries will continue to be an important line of business for the Company for the next several years. See "Item 1. Description of Business
- Business Operations - Contractual Relations."

OPERATION

Some of the operations features provided by the Company's products are:

         Reduce fuel and oil consumption,
         Identify problem and inefficient units;
         Identify poor fuel performance vehicles as compared to fleet average, Reduce costly downtime,
         Save on reduced maintenance costs,
         Maintenance histories and repair summaries for each vehicle, Transfer information to your computer without timely data entering, Eliminate time and paperwork,
         Reduce liability by inspiring driver safety, Provide accountability,
         Improve productivity of drivers,
         Increase the efficient and life of fleet, Simplistic to operate with virtually no driver interaction, Fully programmable and able to be upgraded, Access data for more strategic decision making, Produce central control without sacrificing local data access, and Eliminate non-authorized usage and theft.

REPORTING

Some of the reporting features provided by the Company's products are:

         Real Time warnings while driving.
         Analysis of accidents or near misses,
         Appropriate training of drivers,
         Evaluation and management of drivers' performance, Evaluation and management of vehicle usage, Evaluation and management of vehicle maintenance, Pinpoint maintenance problems, and
         Create custom report and graphs and overall fleets' performance or by specific vehicle or driver.

         APP On Board Recording Systems and Related Products

         ONBOARD RECORDING SYSTEMS. The Company designs, develops, markets and sells a comprehensive line of onboard computer recording systems, the APP1000, the APP2000 and the APP3000 and the Eye Q System (hereinafter, collectively called the "APP On Board Recording Systems"). The APP On Board Recording Systems Products include a dual axis accelerometer designed and developed by the Company to measure the sway of a vehicle, and onboard systems that monitor and record data for accident prevention, driver training and evaluation, and maintenance operations for fleet vehicles. The basic unit hardware is the same for the three series, although the APP2000 and APP3000 series have upgrades and will perform more functions to meet the requirements of the customer. The APP On Board Recording Systems were designed to (I) promote safe and efficient driving practices, (ii) provide security for unauthorized operational use of a vehicle; (iii) automatically monitor and record vehicle operational data for accident prevention, driver training, driver evaluation and maintenance purposes; and (iv) reduce the overall costs of maintaining and operating fleet vehicles. Each of the APP On Board Recording Systems onboard recording systems are fully programmable data recorder systems that include a data recorder for each fleet vehicle, a Smart-card for each driver, a central card-reader with management computer software which is compatible with Microsoft Windows.

         The APP On Board Recording Systems are often dubbed "black boxes" after the ones used in large aircraft. The APP On Board Recording Systems units can be custom-designed to specific requirements by using individual operating parameters and are upgradable to meet further needs of fleet management companies as they adapt to a changing world. The APP On Board Recording Systems have the ability to monitor, record and retrieve numerous types of data depending on the individual customer's specific requirements. Some examples of the analyzed categories for the transportation industry include, but are not limited to, (I) driving chronologies (maximum speed, deceleration, idling, last 20 overspeedings, brake occurrences and intensities), (ii) trip chronologies (driver identification, date and time of vehicle usage, total driving time and distance, dangerous braking occurrences), and (iii) vehicular chronologies (distance/speed, engine rpm, lights, water temperature, oil temperature, air pressure, vehicular sway). This data is permanently recorded thus often providing a record of critical information.

         SPECIFIC FEATURES Management believes that certain features of the APP On Board Recording Systems onboard recording systems provide many cost-effective benefits including reduced fuel consumption, reduction in the occurrence of accidents, better preventative maintenance, reduced over-speeding by drivers, reduced theft, an effective driver training tool, and the potential for reduced insurance rates.

         Safety/Accident Prevention. Management considers the APP On Board Recording Systems to be pro-active management tools designed to promote safe and efficient driving practices. The APP On Board Recording Systems constantly monitors adherence by drivers to established company driving standards, such as acceleration, deceleration, engine rpm and speed. The APP On Board Recording Systems also assists drivers on the road by warning them when they may be violating established company safety standards. It also records the parameters of actual vehicle operation for appropriate use in driver training programs. Furthermore, the APP On Board Recording Systems can educate drivers to adapt their driving patterns to road conditions and environment and provide a powerful tool for performance evaluation of both driver and vehicle. Management believes that not only does the APP On Board Recording Systems help in preventing accidents, but it also is a beneficial tool when accidents do occur.

         Some of the safety features provided by the Company's products are:

         Decrease speeding and improve driving habits, Alert drivers when limits are exceeded using an audible alarm, Discourage over-braking and fast stops,
         Schedule vehicles for regular maintenance based on accurate and correct information,
         Educate drivers to adapt their driving patterns to road conditions and their environment,
         Provide a powerful tool for performance evaluation of drivers and vehicles,
         Reduce accident rates,
         Improve company's image both on and off the road, and Automatically record data during an accident providing fleet managers with "BLACK BOX" documentation.

         As of the date of this Annual Report, the Company has developed a range of "MS Windows Compatible Software", which allows data analysis in both the driver evaluation and training industry and the general fleet management fields of application. The APP On Board Recording Systems automatically records vehicle operational data concurrent with sudden accelerations and decelerations, or collisions. The APP On Board Recording

Systems are designed to ensure that the data is secure from power failure and tampering. Such unbiased recorded data may be used for later analysis, such as in accident reports, or to confirm or refute claims that may be made against a company or its drivers. All data recorded from the APP On Board Recording Systems can be printed from an office printer in a variety of standard or customized reports or graphs. These reports can be used in driver education programs, maintenance evaluation of vehicles, and for other general fleet management programs.

         Security. The APP On Board Recording Systems provides security for vehicles and for vehicle data. With use of an APP+Series, operational access to company vehicles can be carefully, quickly and conveniently controlled by the fleet manager.

         Cost-Effective Use. Management believes that by constantly monitoring fleet vehicles, the APP On Board Recording Systems permits a company to more accurately schedule preventive maintenance, increase fuel economy, and extend overall vehicle service life. System data feedback to drivers should encourage more careful driving habits that will serve to reduce the frequency of repairs and replacements, as well as the occurrence accidents. Use of excessive quantities of fuel or oil, high maintenance vehicles and other dangerous vehicle conditions can also be identified before they become hazardous to the company's financial status or to the general public.

         Smart Card Technology. Management believes that the APP On Board Recording Systems are unique in the industry due to use of the "Smart card" technology. The use of APP On Board Recording Systems custom software gives the APP On Board Recording Systems the ability to be easily upgraded and customized to meet customer specifications and needs. It also gives the APP On Board Recording Systems the ability to be utilized outside of the fleet vehicle market.

         A Smart card is a small electronic device about the size of a credit card that contains electronic memory and an embedded integrated circuit. The integrated circuit laminated into the card holds information securely and accurately. Smart cards can store information that they are programmed for. They can be programmed and accessed by many types of electronic readers and writers.

         Management believes that use of the "Smart card" will allow the APP On Board Recording Systems to be utilized by customers for non-transportation operations, such as use in the medical field for recording and updating patient records and in a wide variety of other fields where the monitoring, recording and tracking of information is critical. "Smart card" technology may even be used by customers of the Company to provide security in any area utilizing the technology including, but not limited to, payroll, drivers' licenses, passports, medical applications, debit cards, and student identification cards. See "Item
1. Description of Business - Business Operations - Manufacturing."

         MANUFACTURING

         During fiscal years 2001 and 2002, the APP On Board Recording Systems products were primarily manufactured by Nexus Corporation, located in Vermont ("Nexus"). At December 31, 2001, Nexus had manufactured approximately 800 APP On Board Recording Systems products.

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

         As of the date of this Annual Report, the Company has the software, tooling, readers and cards to program the APP On Board Recording Systems products for various applications.

         PRODUCT RESEARCH/DEVELOPMENT AND CURRENT STATUS

         APP On Board Recording Systems. The APP On Board Recording Systems products have been designed to meet the requirements for the driver evaluation type of application and for the general vehicle management system. During prior fiscal years, product, research and development was designed to expand the Company's potential market by (i) creating and ensuring compatibility between the APP On Board Recording Systems products and communication interface busses,
(ii) developing specific sensors, (iii) developing an interface for real time communication and global positioning systems, and (iv) developing products specifically for the needs and requirements of driver training schools. As of the date of this Annual Report, the Company has upgraded its APP On Board Recording Systems products to fill the increased and enhanced capability demands from past and future clients.

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

         As of the date of this Annual Report, the Company has installed the APP On Board Recording Systems units in over 172 vehicles pursuant to an agreement with AFT-IFTM, the largest driver training institute in Europe ("AFT-IFTM"). AFT-IFTM, which generally promotes the driver training standards for the European Economic Community, has subsequently trained over 30,000 drivers using the APP On Board Recording Systems products in years 2000 and 2001. Management believes that the Company's relationship with AFT-IFTM will enhance the marketability of its products in other countries. See "Item 1. Description of Business - Business Operations - Contractual Relations."

         As of the date of this Annual Report, the Company has finalized the development of APP has designed, engineered and developed a system that allows the customers who are now employing a satellite communication system to have instant access to any vehicular occurrences including "hard braking" events. The term "hard braking occurrence" refers to any near miss situations or a road accident. By installing this product, the customer is sent a message indicating that a "BLACK BOX" situation has occurred. The customer then has the ability to contact the vehicle to inquire what occurred, or down load the information to see exactly how the vehicle was operated 50 seconds prior to the braking/accident and 10 seconds after the occurrence. This will allow the customer to know exactly how the vehicle was operated. (SPEED, RPM, ACCELERATION AND DECELERATION).

         This unit works in conjunction with the AP+ recorder to allow the customer all the information it records. As a stand-alone unit it will record "BLACK BOX" features that may be reviewed later. The unit constantly records, no matter how many events occur. This allows the customer's management team to see exactly how the vehicle is being operating on a regular basis. So if the customer received three messages in a day or any given time period, they are aware that something is affecting the driver. This could by anything from a problem with the vehicle, weather conditions or operator negligence.

         In July of 2002, APP entered into a QWBS (Qualcomm Wireless Business Solution) Development Agreement with Qualcomm Inc. to develop and design new hardware and software to interface with the Qualcomm "OmniTRACS" and OmniExpress. In September of 202, the project was completed and successfully tested. As a result, APP has started selling the units in the United States to Qualcomm's customer base.

         Accident Prevention Plus, Inc. as developed a new Low Cost product line that interfaces seamlessly with Qualcomm(R) OmniTRACS(R) and OmniExpress (TM) products. This new product "EyeQ" will notify the depot of a hard braking occurrence, accident or near-miss situation and enable them to request a complete download of the real time data 50 seconds before and 10 seconds after a mishap. The EyeQ Hardware connects to the vehicle data bus for data collection as well as to the OmniTRACS(R) or

OmniExpress(TM) J-1708 for data transmission to the depot. The ease of installation effectively makes this a plug and drive operations. The EyeQ Softawre is intuitive in its use and is installed alongside QTRACS(R) on a computer in Risk Management, Safety Departments or anywhere seen fit.

EyeQ Will:

    Notify depot of hard braking occurrences, accidents or near miss situations. Allow the depot to view events upon request
    Shoe 50 seconds before and 10 seconds after the incidence
    Reduce insurance and or self-insurance expenditures.

         The Company has planned new product development to meet the needs of a consumer related low-cost system to sell to the major automobile manufacturers.

         CUSTOMERS AND MARKETING

         MARKETING STRATEGY. The Company intends to seek to capture market niches in the fields of transportation and medicine. Some of the proposed developments in the medical field include the use of Smart card technology in doctors' offices, hospitals, ambulances and insurance companies. Management believes that within the transportation industry, the APP On Board Recording Systems products with Smart card technology may be utilized in emergency vehicles for police, fire an ambulance departments. In addition, the APP On Board Recording Systems products with the Smart card technology may be used by a variety of businesses or governmental agencies to create and track drivers' licenses, or to create passports, medical cards or insurance cards, which would provide instant access to critical information.

         The Company intends to market the APP On Board Recording Systems and related products through the use of distribution agreements, joint ventures, direct sales and independent commissioned representatives. To aid in the marketing of the APP On Board Recording Systems and related products, the Company intends to utilize several marketing approaches including advertising in trade publications, pres releases, Company sponsored training seminars, speaking engagements and advertising promotional tools, such as CD-ROMs, catalogs and participation in trade shows. The Company intends to make its operational software available in various languages to meet the needs of the particular markets. The Company's services and products are also electronically advertised on the Company's web page at www.applus.com. The Company will continue to emphasize attendance at trade shows, Company sponsored training seminars, press releases, speaking engagements and independent third party distribution agreements in its marketing efforts. The Company's international sales represented approximately 100% of the Company's total revenues in fiscal year 200 (excluding the continent of North American). Management intends to direct a significant portion of its marketing efforts toward further market penetration in international markets, with its primary emphasis upon Europe, Africa and Australia.

         APP has dramatically extended its potential customer base with the agreements signed for representation in Europe and North America. APP is in discussions with representatives in the Pacific Rim countries as well and hopes to have agreements in place within the next six months. In addition to increasing the Company's sales, this will allow APP to seek off shore manufacturing to lower costs per unit and increase profitability. With the signing of the sales agreements APP is able to concentrate efforts on sales in Mexico, united States and Canada from the home office in Florida while APP's partners focus abroad.

         APP has just completed a six-month study run by the American Trucking Association, Transport Canada and Federal Highway Motor Carriers Association at Challenger Motor Freight of Ontario, Canada. The tests showed that the APP 3000 recorder was 99.9999% accurate. Due to this tremendous showing, the Company is awaiting contracts for Transport Canada to install the recorders in several companies in Canada. In addition, APP expects the American Trucking Association to run the same tests in the United States giving APP greater visibility at home. And, logically, help generate a domestic customer base that may generate significant revenues.

         The number of commercial vehicles in the USA exceeds forty-nine million and there is a close to three billion miles traveled by commercial trucks each year. Any company that requires fleet management, and fuel consumption as a large part of its budget, is a potential customer for APP.

         APP will be working with insurance companies to get premium reductions for customers that install our units. Management believes that a ten to twenty percent reduction may be in line. The Company's aim is to show that APP recorders save lives by the use of seat belts and other features therefore deserve the premium reduction.

         With the development of our new "Specialty Interface," APP has opened a market area of over 280,000 trucks in the United States alone. When adding Canada and Europe the customer and revenue potential is enormous.

         DISTRIBUTION AGREEMENTS

         In September of 2002 the Company entered into a distribution agreement with ATSR Europe. This agreement was signed for the sole purpose of furthering the ongoing and constant sales channels of the APP On Board Recorder throughout Europe and expanding this market place while giving the Company the representation it requires. It is essential that our Company has constant representation in Europe due to their advancement in this marketplace through commercial, private sector and governmental mandates requiring our system. This Agreement will allow Accident Prevention to be one of the worldwide leaders in this industry. ATSR Europe is made up a group of gentlemen, which have a long history of experience and success in this industry. Jean Luc Brocvielle, has over 20 years experience owning a transportation and logistics Company. Michel Gervis has also owned and operated a transportation and logistic company throughout Europe. Alain Ronzeau has over 20 years experience in managerial, sales and engineering for major electronics company. Rolland Chollet, heads up the installation and service division with many years experience in this field and Jean Paul Daveau, who is the original designer and engineer with Accident Prevention Plus, Inc. This group came together through the consensus that the APP On Board Recorder is the most dynamic and demanded system out there today. It has been made apparent through international news that this system is going to be an invariable necessity in Europe. AST Sarl is located in France and their territories will include France, Germany, Spain, Portugal, Netherlands, Belgium, Luxembourg, Greece and Morocco.

         Although the Company has not generated any significant revenues to date, the Company has established these contractual relations in anticipation of future sales and distribution of its products. As of the date of this Annual Report, the contractual arrangements primarily provides the Company with installation and service management in the event the Company establishes a presence in these foreign markets through the distribution and sale of the APP On Board Recording Systems and related products. Management believes that these contractual relations will strengthen the Company' structure and potential marketability of the AP On Board Recording Systems and related products, and also places the Company in a favorable position to properly service the APP On Board Recording Systems and related products sold and distributed in those foreign markets.

         CONTRACTUAL ARRANGEMENTS

         APACHE FUTURE, INC. On approximately April 15, 2003, the Company and Apache Future, Inc. ("Apache Future") entered into a distribution and installation agreement. Management of the Company believes that Apache Future has established long-standing relationships in the transportation industry by working on a variety of vehicles throughout the United States including fire trucks, motor coaches, transit, light rail, heavy rail, commuter trains and truck resulting in a broad range of experience and expertise. Management of the Company further believes that the contractual relationship between the Company and Apache Future will provide the Company with continual and successful installation, training and on-going support relating to the Company's APP On Board Recording Systems products.

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

         During fiscal year 2001, the Company ran successful pilot tests with certain vehicles and worked on modifications to the interface unit that were deemed necessary due to the changes made by the various technologies, which are to be interfaced with the Company's APP On Board Recording Systems systems. As of the date of this Annual Report, the Company is involved in the final installation of the federally funded project by engaging in further pilot project testing and the re-design of the interface to allow collection of data from all the systems (safetrack, Perclos Camera and the Howard Power Center Steering system). ATA is currently testing approximately six groups of four drivers for a period of four weeks each and the Company is responsible for the collection of all data, printing out summary reports by use of the Data Acquisition System and associated software, and creating all required data files. Management believes that the Company's APP On Board Recording Systems systems may subsequently be installed on Challenger Motor Freight trucks located in Canada.

         Other members of the federally funded project consortium include: (I) the University of Pennsylvania, (ii) Canadian Trucking Alliance, (iii) Transport Canada, (iv) Howard Power Steering, (v) Safe-Track, (vi) the United States Department of Transportation, and (vii) Perclos Camera provided by CM.

         JB HUNT TRUCKING PILOT PROGRAM. As of the date of this Annual Report, the Company and J.B. Hunt Trucking ("JBHT") have been engaged in a pilot program test on two long-and local-haul vehicles. Management of the Company believes that the data collected proves the economic savings of utilization of the APP+Series systems and products, and have asked for a presentation of the collected data to management of JBHT. A representative of JBHT was present at CM Driver Training Institute on November 7, 2001 to see additional demonstrations of the APP+Series systems. Management of the Company believes that to date the pilot tests have been successful and anticipates that by the end of the first quarter of 2002, a decision will be made by management of JBHT regarding the potential purchase of lease by JBHT of the Company's APP On Board Recording Systems systems.

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

         COMPETITION

         The onboard recording systems industry is highly competitive. The Company's major competitors in the marketplace are primarily Cadec, a division of Cummings Engine, Mobile Data Systems, Orpak, Qualcomm, VDO, Elextor, Rockwell Tripmaster and Eaton Corporation. Such competition appears to be related to the Global Positioning Systems. Data Express and Qualcomm have similar products, and Mobile Data Systems has developed a system closely resembling the APP On Board Recording Systems products. The Company may also face competition from other, similar companies with financial resources far greater than those of the Company. However, management believes that although there is a large degree of competition, most competitive systems only perform a portion of the functions that the APP On Board Recording Systems onboard recording systems perform, giving the Company a competitive edge within the industry.

         EMPLOYEES AND CONSULTANTS

         As of the date of this Annual Report, the Company employs three persons on a full time and two person on a part time basis. The Company's President and Executive Vice Presidents are primarily responsible for all day-to-day operations of the Company. See "Item 9. Directors, Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act." Other services are provided by outsourcing and management contracts. As the need arises and funds become available, however, management may seek additional employees as necessary in the best interests of the Company. The following lists and describes certain services performed for the Company by consultants.

         (I) In the prior fiscal year, Accident Prevention Plus and Bristol Consulting reached a settlement and terminated the contractual obligations of Bristol Consulting, Ltd.

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

         (ii) During 2002, the Company entered into employee agreements with two executives.

         PATENTS, LICENSES, TRADEMARKS, CONCESSIONS AND ROYALTY AGREEMENTS

         The Company has no patents, licenses, franchises, concessions or royalty agreements that are material to its business as a whole. During fiscal year 2002, management may file an application for trademark protection for its APP On Board Recording Systems products with the United States Patent and Trademark Office. If a certificate of registration for the trademark "APP On Board Recording Systems" is issued, such registration will remain in full force and effect for a period of ten years, subject to satisfaction of certain requirements. Management believes that the Company has not infringed on any existing patents, trade secrets or confidential information because the Company developed its own proprietary software that is used with the APP On Board Recording Systems products. Although management believes that there is no infringement on existing patents, trade secrets or confidential information, there is no assurance that such legal proceedings might not be initiated against the Company.

         GOVERNMENT REGULATION

         The Company's operations may be subject to a variety of laws, regulations and licensing requirements of federal agencies including, but not limited to, the U.S. Department of Transportation and the Federal Highway Administration, as well as state and local authorities. Each of these agencies may regulate various aspects of licensing, permitting and operations of the APP On Board Recording Systems and related products. In certain jurisdictions, the Company may be required to obtain licenses or permits, to comply with standards governing employee selection and training, and to meet certain standards in the design and manufacture of the APP On Board Recording Systems and related products. The loss of such licenses, or the imposition of conditions to the granting or retention of such licenses, could have a material adverse effect on the Company. Although management believes that imposition of any such regulations will not impose great burdens upon the operation of the Company, such regulations are subject to constant change. Unforeseen changes in such regulations may have a significant impact on the Company.

         POLITICAL AND ECONOMIC POLICIES IN FOREIGN COUNTRIES

         The Company intends to enter the global marketplace which includes, but is not limited to, the marketplaces within the United Kingdom, Israel and Africa. As a result, the Company's operations and sale of the APP On Board Recording Systems and related products in these countries may be subject to political, economic, legal and other uncertainties occurring within these countries. Changes in policies by the respective governments may result in changes in laws, regulations or the interpretation thereof, confiscatory taxation, restrictions on imports and sources of supply, import duties, corruption, and currency revaluation, all of which may materially and adversely affect the Company. The continuation or increase of any such disparities regarding economic reforms and growth could affect the political and social stability of such countries, and thus the operations of the Company. Moreover, there can be no assurance that future controversies will not arise which would threaten trade relations between the United States and the respective country. In any of such eventualities, the business of the Company could be adversely affected.

ITEM 2.      PROPERTIES

         Except as otherwise described herein, the Company does not own any real estate or other properties. On approximately November 10, 2001, the Company re-located its principal place of business to 9091 North Military Trail, Suite 12, Palm Beach Gardens, Florida 33409, telephone number 561.721.2220 and facsimile number 561.721.2225. As of the date of this Annual Report, the Company no longer maintains an office in Hauppauge, New York. The Board of Directors of the Company approved the change of the Company's principal place of business based upon several factors including, but not limited to, the annual reduction of approximately 50% in monthly rental overhead. As of the date of this Annual Report, the Company has entered into a two- year lease agreement with The Marquis Corporation, at a monthly rental rate of $2,900, for an aggregate amount of $69,600, as amended in November 2002, now provides for a monthly rate of $1,000.

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

         On November 3, 2000, HSBC, the Company and Messrs. Goodhart and Wahrman entered into a settlement agreement (the "HSBC Settlement Agreement"), pursuant to which (i) judgment was confessed for the amounts due and owing HSBC; (ii) the personal guarantees of Messrs. Goodhart and Wahrman were provided and all of the assets of the Company were pledged as collateral to secure the note; and (iii) certain payments were made which included a final payment on or before August 20, 2001 of the outstanding balance of total indebtedness. The terms of the HSBC Settlement Agreement further provided that HSBC (i) agreed to a stipulation of discontinuance (to withdraw its pending suit without prejudice to the re-commencement of same upon a default under the HSBC Settlement Agreement, (ii agreed to forbear from commencing any other action or proceeding against the Company and Messrs. Goodhart and Wahrman with respect to the indebtedness of the Company until August 20, 2001, (iii) agreed to forbear from entering judgment against the Company and Messrs. Goodhart and Wahrman until August 20, 2001, and
(iv) retain the right to commence an action against the Company and Messrs. Goodhart and Wahrman in the event the Company defaults under the terms of the HSBC Settlement Agreement.

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

         As of December 31, 2002, the Company had made all requisite payments and the promissory note was paid in full.

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

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

ITEM 5.      MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
             MATTERS

         MARKET INFORMATION

         On December 27, 2000, the Company's common stock commenced trading on the Over-the-Counter Bulletin Board under the symbol "ACPL". The market for the Company's common stock is limited, volatile and sporadic. The following table sets forth the high and low sales prices relating to the Company's common stock for fiscal year 2001 (as adjusted) and fiscal year 2002. These quotations reflect inter-dealer prices without retail mark-up, mark-down or commissions, and may not reflect actual transactions.



                                            FISCAL YEAR ENDED
                                                DECEMBER 31,
                                         2001                  2002
                                   HIGH BID  LOW BID     HIGH BID LOW BID

First Quarter                      $3.90     $1.73       $ .95      $0.21
Second Quarter                      1.26      0.54         .90       0.17
Third Quarter                       0.78      0.19         .30       0.15
Fourth Quarter                      0.21      0.18         .30       0.13

First Quarter 2003                 $0.35



         HOLDERS

         The 11,219,655 shares of common stock outstanding as of the date of this Annual Report are held by approximately 300 holders of record.

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

         (iii) On June 22, 2001, the Company issued 55,000 shares of its restricted common stock at $0.47 per share to a holder of a promissory note in the amount of $25,000 in settlement for payment of the aggregate amount of principal and interest due and owing. During October 2000, the Company had entered into such promissory note, which provided for a two-year term and interest at the rate of 7% per annum. The creditor agreed to accept issuance of the 55,000 shares of restricted common stock at $0.47 per share in settlement of an aggregate debt in the amount of $25,850 due and owing, inclusive of principal and accrued interest. The Company issued the shares to the creditor in reliance upon the exemption from registration provided by Section 4(2) and Regulation D, Rule 506, of the Securities Act. The creditor represented to the Company that he acquired the shares for his own account, and not with a view to distribution, and that the Company made available to him all material information concerning the Company.

         (iv) On May 1, 2001, the Company issued 175,000 shares of its restricted common stock at $1.45 per share to DFS in settlement of a debt in the amount of $253,750.00. DFS agreed to accept issuance of the 175,000 shares of restricted common stock at $1.45 per share in settlement of an aggregate debt in the amount of $253,750 due and owing. The Company issued the shares to the creditor in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act. The creditor represented to the Company that he acquired the shares for his account, and not with a view to distribution, and that the Company made available to him all material information concerning the Company.

         (v) The Company and Bristol Consulting Ltd. ("Bristol") entered into a consulting agreement dated July 30, 1998 for a period of five years (the "Consulting Agreement") pursuant to which the Company agreed to pay Bristol a monthly fee of $5,000.00 for the first three months of the Consulting Agreement and thereafter a monthly fee of $10,000.00 for the duration of the Consulting Agreement for services rendered by Bristol to the Company. In accordance with the terms of the Consulting Agreement, Bristol has the option to convert any debt due and owing Bristol under the Consulting Agreement into shares of the Company's restricted common stock at the rate of $0.132 per share.

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

         On November 14, 2001, the Board of Directors held a meeting at which it
(i) ratified the Settlement Agreement and approved the issuance of 6,627,112 shares of its restricted Common Stock to Bristol and its assignees to satisfy the debt of $874,778.78; (ii) acknowledged that Bristol had entered into certain assignment agreements dated July 30, 1998 with Sampson Global Ltd., World Asset Management Ltd. and Atlantic Financial Enterprises Ltd., respectively (the "Entities") in which Bristol proportionately assigned to the Entities certain of its rights to the debt and to its right to the option to convert the debt into shares of common stock; (iii) acknowledged receipt of conversion notices from the Entities, respectively; (iv) authorized the issuance of an aggregate of 1,098,485 shares of its restricted common stock to the Entities to settle a portion of the debt due and owing to Bristol in the amount of $145,000.00.

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

During the year ended December 31, 2002, creditors converted 3,648,662 shares of common stock valued at $1,294,667, resulting in a loss on debt extinguishment totaling $163,599.

During 2002, holders of convertible debt converted principle of $125,000 into 1,550,000 shares of common stock.

During 2002, the Company issued 1,075,000 shares of its common stock with rights outstanding to two executives valued at $270,250.

During the year ended December 31, 2002, the Company issued 200,000 shares to a consultant for services valued at $50,000 charged to selling, general and administrative expenses and 124,361 shares valued at $31,090 charged to debt and equity financings


See "Item 11. Security Ownership of Certain Beneficial Owners and Management".

ITEM 6 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

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

         GENERAL

         As of the date of this Annual Report, management of the Company believes that the Company is in a viable operational position. Management of the Company also believes that the APP On Board Recording Systems products are now fully integrated logistic solution systems that have increased the Company's marketability expotentially. The design for the APP3000 systems has been finalized and is ready for sale and distribution to the target market. In July of 2002, APP entered into a QWBS (Qualcomm Wireless Business Solution) Development Agreement with Qualcomm, Inc. to develop and design new hardware and software to interface with the Qualcomm "OmniTRACS" and OmniExpress. In September of 2002, the project was completed and successfully tested. As a result, APP has started selling the units in the United States to Qualcomm's customer base.

         During the prior fiscal years, the Company focused primarily on the research, development and design of the APP On Board Recording Systems products and related products, and generated little revenues. During those prior fiscal years, the principals of the Company invested personal funds, arranged for loans and lines of credit from private lenders and financial institutions, and secured grants to support the research and development expenses of the Company.

         During fiscal year 2002, management of the Company deemed it imperative that the business operations of the Company be directed and focused on the distribution, marketing and sales channels for its products. As of the date of this Annual Report, the Company derives its revenues principally from the marketing and sale of onboard recording systems, called the APP On Board Recording Systems products, and other related products to customers generally in the fleet management and driver training industries. The Company through its implementation of maintenance contracts and integration contracts and its subsidiary generated additional revenues.

         Management intends to focus the Company's marketing strategy for the sale and distribution of its APP On Board Recording Systems products in North American, South America, Central America, Europe and the Pacific Rim. The Company has entered into contractual relations regarding sales, service and installation with two prominent companies within the transportation industry. One agreement covers the United Kingdom and the other agreement covers North America.

         During fiscal year ended December 31, 2002, sales of the APP On Board Recording Systems and related products to the Company's customers accounted for approximately 100% of total gross revenues. Although the Company intends to expand its marketing of the APP On Board Recording Systems and related products in non-transportation industries, such as the medical fields, management of the Company believes that sales of the APP On Board Recording Systems and related products to its customers in the fleet management and driver training industries will continue to be an important line of business for the Company for the next several years.

         FISCAL YEAR ENDED DECEMBER 31, 2002 COMPARED WITH FISCAL YEAR ENDED DECEMBER 31, 2001

         RESULTS OF OPERATION. The Company's net losses for fiscal year ended December 31, 2002 were $857,130 compared to a net loss of $2,667,354 for fiscal year ended December 31, 2001 (a decrease in the loss of $1,810,224 or an improvement of 68%).

         Net sales for fiscal years ended December 31, 2002 and 2001 were $150,679 and $64,628, respectively. Net sales increased by approximately $150,679 or 233% for fiscal year ended December 31, 2002 as compared to fiscal year ended December 31, 2001. The increase in net sales during fiscal year ended December 31, 2001 was primarily due to customization of installed systems for the Company's APP On Board Recording Systems products to its customers.

         Gross profit (loss) for fiscal years ended December 31, 2002 and 2001 amounted to $23,438 and $(52,053), respectively, or an increase of $75,491. The improvement margins for 2002 was the result to only take on projects with nominal equipment cost and re- engineering and software modifications which were completed on a project-by-project basis.

         The negative gross profit in 2001 was primarily a result of a decrease in net sales during fiscal year ended December 31, 2001. Moreover, the overall reduced net sales and negative gross profit during fiscal year ended December 31, 2001 was a result of discounts for volume purchases, and absorbed costs due to the dramatic downturn in the technology investment of companies.

   Selling, general and administrative expenses for fiscal years ended December 31, 2002 and 2001 were $873,135 and $1,921,972, respectively (a decrease of $1,048,837 or 55 %). The decrease in selling, general and administrative expenses for fiscal year ended December 31, 2002 were primarily due to the Company incurring less costs associated with its officers salaries, and outside consulting and professional fees, and reduced personnel costs.

         Research and development expenses for fiscal year ended December 31, 2002 were $40,583 as compared to $7,393 for fiscal year ended December 31, 2001 (an increase of $33,190). The additional research and development expenses during fiscal year ended December 31, 2002 was primarily focused on upgrading existing product lines and is still curtailed by the Company's limited funds and the emphasis by the Company on the marketing of its products for specific uses. Management believes that as the Company's cash flow increases, additional funds will be expended on further research and development relating to new products. Management intends to hire in-house engineers to lower the expenses related to subcontracting out for the development of its products.

         Interest expense decreased to $ during fiscal year ended December 31, 2002 compared to interest expense of $139,634 during fiscal year ended December 31, 2001 (a decrease of $ or %). The decrease in interest expense resulted primarily from the settlement of certain debts and accrued interest due and owing and the conversion of certain convertible notes payable.

         Other losses during fiscal year ended December 31, 2001 include amortization of debt discount in the amount of $526,451, resulting from the debt settlement with Bristol.

         As a result of these factors, net loss for the year ended December 31, 2002 was $857,130 as compared to a net loss of $2,667,354 for the year ended December 31, 2001. Management believes that the decrease in net loss during the fiscal year ended December 31, 2002 as compared to fiscal year ended December 31, 2001 is attributable primarily to a substantial curtailment, the incurrence of selling, general and administrative expenses, and the amortization of debt discount. The Company's comprehensive net loss during fiscal year ended December 31, 2002 was approximately ($857,130) or ($.11) per common share compared to a comprehensive net loss of ($2,673,029) or ($1.19) per common share during the fiscal year ended December 31, 2001. The weighted average number of common shares outstanding, as adjusted were 1,870,282 for fiscal year ended December 31, 2002 compared to 2,244,338 for fiscal year ended December 31, 2001.

         LIQUIDITY AND CAPITAL RESOURCES. The Company is experiencing a liquidity crisis and is presently raising additional capital through the issuance of equity and debt. Further, the Company has not generated sufficient cash flow to fund its operations and activities. Historically, the Company has relied upon internally generated funds, funds from the sale of shares of stock and loans from its shareholders and private investors to finance its operations and growth. Management intends to raise additional capital through further public or private offerings of its stock or loans from private investors, although there can be no assurance that the Company will be able to obtain such financing. The Company's future success and viability are entirely dependent upon the Company's ability to generate sufficient revenues and to raise of additional capital. Management is optimistic that the Company will be successful in its capital raising efforts; however, there can be no assurance that the Company will be successful in raising additional capital. The failure to raise additional capital will have a material and adverse affect upon the Company and its shareholders.

         The Company's financial statements have been prepared assuming that it will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should the Company be unable to continue in operations.

         The Company generated $150 in net sales as of fiscal year ended December 31, 2001, an increase of approximately 90% over revenues of $ generated as of fiscal year ended December 31, 2000. Although there was a decrease in net sales during fiscal year ended December 31, 2001, management anticipates that overall generation of revenues will continue to increase on an annual basis based on existing contracts and pilot programs for testing of the products that are now coming to finalization. Pilot programs currently exist with approximately seventeen companies.

         Management believes that the Company's continued growth and financial success will depend on its ability to (i) strengthen and increase its customer base by enhancing and diversifying use of the APP On Board Recording Systems products and related products; (ii) increase the number of customers and expand into additional markets; (iii) control production costs; and (iv) increase the production rate of the APP On Board Recording Systems products and related products.

         As of December 31, 2002, the Company's current assets were $ and its current liabilities were $ , which resulted in a working capital deficit of $ . As of December 31, 2002, the Company's total assets were $173,165 and its total liabilities were $4,156,005. As of December 31, 2001, the Company's total liabilities exceeded its total assets by $3,124,429. The Company's stockholders' deficit decreased from ($4,660,145) for fiscal year ended December 31, 2001 to ($3,124,429) for fiscal year ended December 31, 20012

         As of December 31, 2001, the Company was in arrears with most of its creditors. As of the date of this Annual Report, the financial institution has either taken limited action or no action. Although management is optimistic that they will be able to negotiate waivers and/or restructure this loan, investors are cautioned that there can be no assurance that management will be able to achieve these objectives.

         MATERIAL COMMITMENTS

         In connection with the research and development expenses and other overhead costs over the prior fiscal years, the Company, through its subsidiary and other arrangements with its officers/shareholders, borrowed funds pursuant to various contractual arrangements representing the following material commitments.

         As of the date of this Annual Report, the Company is engaged in negotiations with and has offered a compromise to the Internal Revenue Service to reduce the Company'sliability. The Company has not entered into any formal contractual arrangements with most of its creditors, for extension of terms and conversions to equity. Management intends to continue making payments as funds are available until such arrangements are consummated.

         Management of the Company anticipates that its ability to raise additional capital from private investors through the sale of debt or equity instruments, and the ability of the Company to generate future revenues from the sale of its APP On Board Recording Systems products and related products, will provide the necessary funds to the Company for payment of such expenses associated with its material commitments for fiscal year 2002.

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

                 ACCIDENT PREVENTION PLUS, INC. AND SUBSIDIARIES
                        CONSOLIDATED FINANCIAL STATEMENTS
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                     Page No.

Independent Auditors' Report                                             F-1


Consolidated Balance Sheet At December 31, 2002                          F-2

Consolidated Statements of Operations and Comprehensive Loss
  For the Years Ended December 31, 2002 and 2001                         F-3

Consolidated Statements of Stockholders' Deficit
  For the Years Ended December 31, 2001 and 2002                         F-4


Consolidated Statements of Cash Flows For the Years
  Ended December 31, 2001 and 2002                                       F-8

Notes to Consolidated Financial Statements                               F-9

                          INDEPENDENT AUDITORS' REPORT





To the Board of Directors
Accident Prevention Plus, Inc.


We have audited the accompanying consolidated balance sheet of Accident Prevention Plus, Inc. and Subsidiaries as of December 31, 2002, and the related consolidated statements of operations, stockholders' deficit and cash flows for the years then ended. The consolidated financial statements of Accident Prevention Plus, Inc. and subsidiaries as of December 31, 2001 were audited by other auditors' whose report dated March 14, 2002 which is included in the Company's Form 10-KSB for the fiscal year ended December 31, 2001, was qualified regarding the Company's ability to continue as a going concern. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. The consolidated financial statements of Accident Prevention Plus, Inc. and subsidiaries as of December 31, 2001 were audited by other auditors' whose report dated March 14, 2002 which is included in the Company's Form 10-KSB for the fiscal year ended December 31, 2001, was qualified regarding the Company's ability to continue as a going concern.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Accident Prevention Plus, Inc. and Subsidiaries as of December 31, 2002 and the results of their operations and their cash flows for the years ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has suffered recurring losses from operations, has yet to generated significant revenue from its operations and at December 31, 2002 has both a net working capital deficit and a stockholders' deficit. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding to these matters are also described in Note 2. These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.



                                          Schuhalter, Coughlin & Suozzo, P.C


Raritan, New Jersey

May 20, 2003

                 ACCIDENT PREVENTION PLUS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                              AT DECEMBER 31, 2002

      ASSETS

Current Assets:
  Cash                                                             $     1,383
  Accounts receivable                                                   18,848
  Inventory                                                             20,348
  Prepaid expenses and other current assets                              4,134
                                                                     ---------

      Total Current Assets                                              44,714

Property and Equipment, Net                                             14,679

Other assets                                                           113,772
                                                                      --------

      Total Other Assets                                               113,772
                                                                      --------

      Total Assets                                                     173,165
                                                                      ========



      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
  Notes and loans payable, current portion                             165,700
  Notes and loans payable - related parties                            532,691
  Convertible notes payable                                            180,000
  Convertible notes payable - related parties                          250,000
  Accounts payable                                                     707,038
  Accrued expenses and other liabilities                               675,676
                                                                     ---------

      Total Current Liabilities                                      2,511,105

Notes and loans payable, net of current portion                        344,200

Common Stock Subject to Rescission Offer, - $.001 par value,
  14,995 shares issued and outstanding                                 181,189

Bridge loans expected to convert to equity                             261,100

Commitments & Contingencies                                                  -

Stockholders' Deficiency:
  Common stock - $.001 par value, 50,000,000 shares authorized;
   10,951,655 issued and outstanding                                    10,951
  Additional paid-in capital                                         6,747,115
  Accumulated deficit                                               (9,989,162)
                                                                     ---------

      Total Stockholders' Deficit                                   (3,231,096)
                                                                     ---------

      Total Liabilities and Stockholders' Deficit                   $   66,498
                                                                     =========


The accompanying notes are an integral part of these consolidated financial statements.

                 ACCIDENT PREVENTION PLUS, INC. AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

                                                                     For the Years Ended
                                                                         December 31,
                                                                   2001                2002
                                                                ----------          ----------

Net Sales                                                      $    64,628          $  150,679

Cost of Sales                                                      116,681             127,241
                                                                 ---------           ---------

Gross Profit (Loss)                                                (52,053)             23,438
                                                                 ---------           ---------

Expenses:
  Selling, general and administrative                            1,921,972             873,135
  Research and development                                           7,393              40,583
                                                                 ---------           ---------

      Total Expenses                                             1,929,365             917,718
                                                                 ---------            --------

Loss Before Other Income (Expenses)                             (1,981,418)           (890,280)
                                                                 ---------           ---------

Other Income (Expenses):
  Debt issue costs and extinguishment gains (net)                 (526,451)            149,840
  Loss on foreign currency transactions                            (19,851)           (116,690)
  Gain on sale of equipment                                              -             404,772
  Interest expense                                                (139,634)           (354,932)
                                                                 ---------           ---------

      Total Other Expenses                                        (685,936)             33,150
                                                                 ---------           ---------

Loss From Operations Before Provision For Income Taxes          (2,667,354)           (957,130)

Provision For Income Taxes                                               -                   -
                                                                 ---------           ---------

Net Loss From Operations                                        (2,667,354)           (957,130)

Other Items of Comprehensive Operations
  - Foreign Currency Translation                                    (5,675)                  -
                                                                 ---------           ---------

Comprehensive Loss                                             $(2,673,029)         $ (857,130)
                                                                 =========           =========


Basic Earnings Per Share:
  Net Loss                                                     $     (1.19)         $     (.11)
                                                                 =========           =========

  Weighted Average Number of Shares                              2,244,338           7,857,785
                                                                 =========           =========
    Outstanding


The accompanying notes are an integral part of these consolidated financial statements.

                 ACCIDENT PREVENTION PLUS, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
                      FOR THE YEARS ENDED DECEMBER 31, 2001



                                                                              Other
                                                                            Accumulated
                                           Common Stock       Additional   Comprehensive
                                       --------------------    Paid-in        Income
                                         Shares     Amount     Capital        (Loss)
                                       ---------   --------   ---------    ------------

Balances at December 31, 2000          1,798,824   $1,799   $ 1,170,607    $ 5,675

Cash contribution by shareholder              --       --       440,866         --

Issuance of common stock for
  convertible notes                       68,081       68       987,108         --

Forgiveness of debt by shareholders       75,464       --            --         --

Common stock issuance cost                    --       --        (2,888)        --

Issuance of common stock for
  consulting and other expenses           75,162       75       347,396         --

Amortization of debt discount                 --       --       526,451         --

Foreign currency translation
  adjustment                                  --       --            --     (5,675)

Issuance of common stock for Bristol
  consulting fees                      1,098,485    1,099       143,901         --

Cancellation of accrued salaries due
  to officers                                 --       --       590,413         --

Net loss                                      --       --            --         --
                                       ---------   ------   -----------    -------

Balances at December 31, 2001          3,040,552   $3,041   $ 4,279,318    $    --
                                       =========   ======   ===========    =======


(1) Share amounts for 2001 and prior have been restated to reflect the one-for-ten reverse stock split on November 26, 2001.


The accompanying notes are an integral part of these consolidated financial statements.

                 ACCIDENT PREVENTION PLUS, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
                      FOR THE YEAR ENDED DECEMBER 31, 2001




                                                           Total
                                        Accumulated    Stockholders'
                                         Deficit        Deficiency
                                       ------------   -------------

Balances at December 31, 2000          $(5,838,226)   $(4,660,145)

Cash contribution by shareholder                --        440,866

Issuance of common stock for
  convertible notes                             --        987,176

Forgiveness of debt by shareholders             --         75,464

Common stock issuance cost                      --         (2,888)

Issuance of common stock for
  consulting and other expenses                 --        347,471

Amortization of debt discount                   --        526,451

Foreign currency translation
  adjustment                                    --         (5,675)

Issuance of common stock for Bristol
  consulting fees                               --        145,000

Cancellation of accrued salaries due
  to officers                                   --        590,413

Net loss                                (2,667,354)    (2,667,354)
                                       ------------   -----------

Balances at December 31, 2001          $(8,505,580)   $(4,223,221)
                                       ============   ===========


The accompanying notes are an integral part of these consolidated financial statements.

                 ACCIDENT PREVENTION PLUS, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
                      FOR THE YEAR ENDED DECEMBER 31, 2002





                                                                          Other
                                                                        Accumulated
                                       Common Stock      Additional   Comprehensive
                                   --------------------   Paid-in        Income
                                    Shares      Amount    Capital        (Loss)
                                   --------    --------  -----------    ----------

Balances at December 31, 2001      3,040,552   $ 3,041   $ 4,279,318    $       --

Adjustment for forward split of
 1.2 shares to 1 effective
 April 10, 2002                      608,110       608          (608)           --
                                  ----------   --------  -----------    ----------

Opening balance, as adjusted
 January 1, 2002                   3,648,662     3,649     4,278,710            --

Issuance of common stock to
 cancel accrued expenses,
 other liabilities and
 trade payables                    3,906,399     3,906     1,290,761     1,290,761

Issuance of common stock for
 convertible notes, net of
 direct issued costs of $19,144    1,550,000     1,550       123,450            --

Issuance of common stock for
 cash, net of expenses of $11,946    571,594       572        77,667            --

Issuance of common stock for
 services                          1,275,000     1,275       350,075            --

Net loss for the year                     --        --            --            --
                                  ----------   -------   -----------    ----------

Balances at December 31, 2002     10,951,655   $10,952   $ 6,227,330    $       --
                                  ==========   =======   ===========    ==========



(1) Share amounts for 2001 and prior have been restated to reflect the one-for-ten reverse stock split on November 26, 2001.


The accompanying notes are an integral part of these consolidated financial statements.

                 ACCIDENT PREVENTION PLUS, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
                      FOR THE YEARS ENDED DECEMBER 31, 2002






                                                    Total
                                  Accumulated    Stockholders'
                                    Deficit       Deficiency
                                  -----------    -----------

Balances at December 31, 2001     $(8,505,354)   $(4,223,221)

Adjustment for forward split of
 1.2 shares to 1 effective
 April 10, 2002                            --             --
                                  -----------    -----------

Opening balance, as adjusted
 January 1, 2002                    8,505,354      4,223,221

Issuance of common stock to
 cancel accrued expenses,
 other liabilities and
 trade payables                            --      1.294,667

Issuance of common stock for
 convertible notes, net of
 direct issued costs of $19,144            --        125,000

Issuance of common stock for
 cash, net of expenses of $11,946          --         78,239

Issuance of common stock for
 services                                  --        351,350

Net loss for the year                (857,130)      (857,130)
                                  -----------    -----------

Balances at December 31, 2002     $(9,362,711)   $ 3,124,429
                                  ===========    ===========


The accompanying notes are an integral part of these consolidated financial statements.

                 ACCIDENT PREVENTION PLUS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                      For the Years Ended
                                                                          December 31,
                                                                    2001                2002
                                                                ------------        ------------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                      $(2,667,354)         $ (857,130)
  Adjustments to reconcile net loss to net
    cash used in operating activities:
  Amortization of debt discount                                     526,451              21,333
  Depreciation and amortization                                      52,251              49,124
  Net gains on cancellation of debt                                       -            (171,173)
  Common stock issued for consulting and other expenses             492,471              50,000
  Common stock issued in connection with employment
    agreements                                                            -             270,250
  Foreign currency translation                                       (5,675)                  -
  Changes in Assets (Increase) Decrease:
    Inventory                                                        23,273              18,327
    Accounts receivable                                              76,444             (18,848)
    Prepaid expenses and other current assets                        37,772              36,000
    Other assets                                                     10,962              (8,623)
  Changes in Liabilities Increase (Decrease):
    Cash overdraft                                                    8,623               8,623
    Accounts payable and accrued expenses                         1,126,473             293,868
                                                                  ---------            --------

      Net Cash Used In Operating Activities                        (318,309)           (316,872)
                                                                  ---------           ---------

CASH FLOWS USED IN INVESTING ACTIVITIES:
  Purchase of property and equipment                                (10,515)             (1,780)
                                                                  ---------           ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of notes and loans payable                  55,000                   -
  Repayments of notes and loans payable                            (368,105)           (120,542)
  Repayments of capital lease                                       (18,204)                  -
  Proceeds from issuance of convertible notes payable                     -             386,100
  Proceeds from issuance of common stock                                  -              78,239
  Repayment of notes and loans payable - related parties                  -             (30,000)
  Cash costs associated with common stock                            (2,888)                  -
  Proceeds from issuance of notes and loans payable -
    related parties                                                 221,565               6,238
  Cash contribution by shareholder                                  440,866                   -
                                                                  ---------           ---------

      Net Cash Provided By Financing Activities                     328,234             320,035
                                                                  ---------            --------

Net Increase (Decrease) in Cash                                        (590)              1,383

Cash and Cash Equivalents - Beginning of Year                           590                   -
                                                                 ----------           ---------


Cash and Cash Equivalents - End of Year                         $         -          $    1,383
                                                                 ==========           =========

                                                                             F-8

                 ACCIDENT PREVENTION PLUS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 1 - ORGANIZATION AND NATURE OF BUSINESS

THE COMPANY

Accident Prevention Plus, Inc. (the "Company") was incorporated in the State of Nevada on October 28, 1998 to become the holding company of Accident Prevention Plus, LLC, a Limited Liability Company, (the "LLC") and International Purchasing Services, NY, Inc. ("IPS-NY"). Accident Prevention Plus, Inc. is a technology company which designs, manufactures and distributes on board recorders and specialty interface equipment for all types of vehicles. The Company specializes in the safety, economic enhancement of and security for vehicles, drivers and cargo.

INC-NY/LLC AND IPS-NY

Accident Prevention Plus, Inc. ("Inc-NY") was incorporated during 1993 in the State of New York as a standard corporation. During February 1996, Inc-NY was reorganized and converted to an LLC and treated as a partnership for financial and income tax purposes. IPS-NY was incorporated in the State of New York on March 3, 1993 to provide various support services to the LLC including but not limited to shipping, receiving and warehousing. IPS-NY was also responsible for purchases of product components, providing financing, and other general overhead support for the LLC and for its own business purposes. The sole shareholder of IPS-NY was also the majority partner of the LLC until the reorganization and acquisition discussed below.

REORGANIZATION AND ACQUISITION OF IPS-NY

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

EUROPEAN SUBSIDIARIES

On September 13, 1999, Accident Prevention Plus (UK) Limited ("APP UK") was formed as a private limited company under the laws of England and Wales to provide sales, marketing and technical support for the Company in Europe. APP UK is a wholly-owned subsidiary of the Company. On December 17, 1999, Accident Prevention Plus, France SARL ("APP France") was formed as a private Company under the laws of France. APP France is a wholly-owned subsidiary of APP UK. During the quarter ended December 31, 2001, management determined that it is in the best economical interest of the Company to close its offices in France and the U.K. effective December 31, 2001. As a result of the closings, the Company wrote-off, all of its foreign assets totaling $49,436, which has been reflected in the 2001 consolidated statement of operations. During 2002, certain of these liabilities were discharged in the abandonment of these foreign subsidiaries, and for the year ended December 31, 2002, the Company recorded gains on the extinguishment of debt of $334,772 relating to these liabilities.

                 ACCIDENT PREVENTION PLUS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 2 - GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. Through December 31, 2002 the Company has incurred cumulative net losses of $9,362,711. Additionally, the Company has a working capital deficit of $2,466,391 and a stockholders' deficit of $3,124,429 and is in arrears on its bank debt and certain convertible notes payable at December 31, 2001.

As of December 31, 2002, the Company is in arrears with trade creditors and payroll taxes. Should the taxing authorities take further actions, the results could be detrimental to the Company's ability to operate. In addition, the Company is in arrears with respect to revised payment arrangements with its bank debt. Should the banks take action against the Company the results could adversely affect the Company.

The Company is attempting to obtain additional contracts and operating revenue in order to mitigate future losses. Management is seeking to raise additional capital and to renegotiate certain liabilities in order to alleviate the working capital deficit. However, there can be no assurance that it will be able to obtain additional contracts, raise additional capital, or obtain satisfactory terms with its creditors.

These factors raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should the Company be unable to continue in operation.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, LLC, IPS-NY and APP U.K. All inter-company accounts and transactions have been eliminated in consolidation.

Inventory

Inventory amounting to $20,348 at December 31, 2002, consists of components and finished goods and are valued at the lower of cost (using the specific identification method) or market. All inventories are pledged as collateral pursuant to the notes payable as discussed in Note 6.

Intangible Assets

The Company periodically assesses the recoverability of long-lived assets, including property and equipment, intangibles and technology rights, when there are indications of potential impairment, based on estimates of undiscounted future cash flows. The amount of impairment is calculated by comparing anticipated discounted future cash flows with the carrying value of the related asset. In performing this analysis, management considers such factors as current results, trends, and future prospects, in addition to other economic factors. The Company accounts for long-lived assets in accordance with Statement of Financial Accounting Standards ("SFAS") No. 109 "Accounting for Income Taxes"

Income Taxes

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

Earnings Per Share

Basic loss per common shares ("EPS") is computed as net loss divided by the weighted-average number of common shares outstanding during the period. Diluted EPS includes the impact of common stock potentially issuable upon the exercise of options and warrants. Potential common stock has been excluded from the computation of diluted net loss per share as their inclusion would be anti-dilutive.

Use of Estimates

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

Fair Value Disclosure at December 31, 2001

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

Effect of New Accounting Standards

Recently Accounting Pronouncements

In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statement No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 requires that gains and losses from extinguishment of debt be classified as extraordinary items only if they meet the criteria in APB No. 30 ("Opinion No. 30"). Applying the provisions of Opinion No. 30 will distinguish transactions that are part of an entity's recurring operations from those that are unusual and infrequent that meet the criteria for

                 ACCIDENT PREVENTION PLUS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

classification as an extraordinary item. The Company is required to adopt SFAS No. 145 no later than the first quarter of fiscal 2003, although early adoption is allowed. The Company has not yet evaluated the impact from SFAS No. 145 on its financial position and results of operations, if any.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullified Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including certain costs incurred in a restructuring." SFAS No. 146 requires that a liability at fair value for a cost associated with an exit or disposal activity be recognized when the liability is incurred. However, an entity's commitment to a plan, by itself, does not create a present obligation to others that meets the definition of a liability. The provisions of this statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The Company has not yet determined the impact of SFAS No. 146 on its financial position and results of operations, if any.

In November 2002, the FASB issued Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (" FIN 45"). FIN 45 requires a company, at the time it issues a guarantee, to recognize an initial liability for the fair value of obligations assumed under the guarantee and elaborates on existing disclosure requirements related to guarantees and warranties. The initial recognition requirements of FIN 45 are effective for guarantees issued or modified after December 31, 2002 and adoption of the disclosure requirements are effective for the Company during the first quarter ending January 31, 2003. The Company does not expect the adoption of FIN 45 will have a significant impact on its consolidated financial position or results of operations.

In January 2003, the FASB issued FASB Interpretation No. 46 (" FIN 46"), "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51." FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. The Company does not expect the adoption of FIN 46 will have a significant impact on its consolidated financial position or results of operations.

Property and Equipment

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

                 ACCIDENT PREVENTION PLUS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Research and Development Costs

Research and development costs are expensed as incurred.

Foreign Currency Translation

The accounts of the Company's foreign operations are translated into U.S. dollars using the current rate method. Assets and liabilities are translated at the year-end exchange rate and revenues and expenses are translated at average exchange rates. Gains and losses arising from the translation of financial statements of foreign operations are deferred in the "Foreign currency translation adjustment" account included as a separate component of stockholders' deficiency. The functional currency of all the Company's subsidiaries is the United States dollar with the exception of APP U.K. and APP France whose functional currencies were the British pound sterling and the French franc. All other exchange gains or losses are reflected in the consolidated statements of operations.

Debt Issue Costs and Gains From Extinguishment of Debt

         The Company has issued convertible debt, exchanged shares to cancel certain liabilities and abandoned certain subsidiaries, and has recorded debt issuance costs, gains on cancellation of debt and amortization of debt issue costs as follows:


                                                                For the Years Ended
                                                                   December 31,
                                                               2002          2001
                                                             --------       -------

Amortization (expense) of debt issuance costs               $(526,451)    $ (12,333)
Gain (Loss) on extinguishment of cancellation of debt               -      (163,599)
Gain (Loss) on abandonment of foreign subsidiary                    -       334,772
                                                             --------       --------

Debt Issuance Costs and Gain an Extinguishments (Net)       $(526,451)     $ 149,840
                                                             ========       ========


Revenue Recognition

Revenue from hardware sales is recognized when the product has been shipped and collectibility is reasonably assured. Revenue recognized from these sales is net of applicable provisions for refunds, discounts and allowances. Engineering service sales are recognized upon the service having been performed.

Cash and Cash Equivalents

For the purposes of the statement of cash flows, the Company includes cash and all short term investments with relationships of 90 days or less in cash and cash equivalents.

                 ACCIDENT PREVENTION PLUS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                  For the Years Ended
                                                                      December 31,
                                                                    2002         2001
Supplemental Disclosure of Non-Cash Flow Information:           ----------   ----------

  Cash paid during the year for:
    Interest                                                    $   32,594   $    6,490
                                                                ==========   ==========
    Income taxes                                                $       --   $       --
                                                                ==========   ==========

Supplemental Disclosures of Non-Cash Operating Activities:

  Issuance of 1,550,000 shares of common  stock in connection
    with conversion of notes payable and interest               $  987,177   $  125,000
                                                                ==========   ==========

  Issuance of 3,906,399 and 1,408,377 shares of common
     stock as a payment of accrued fees, other
     liabilities                                                $  492,471   $1,294,667
                                                                ==========   ==========



  Issuance of 1,275,000 and shares of common stock for
    services                                                    $        -   $  351,350
                                                                ==========   ==========


  Cancellation of accrued salaries due to officers              $  590,413
                                                                ==========

  Contribution by shareholder to settle debt of Company         $   75,464
                                                                ==========


NOTE 4 - PROPERTY AND EQUIPMENT

Property and equipment are as follows at December 31, 2002:

        Furniture & Equipment                                   $   18,943
        Computer Equipment                                          52,236
                                                                    ------
                                                                    73,179
        Less: Accumulated depreciation                              58,500
                                                                    ------

                                                                $   14,679
                                                                    ======

Depreciation expense for the years ended December 31, 2002 and 2001 amounted to $12,124 and $16,251, respectively.

NOTE 5 - OTHER ASSETS

Other assets consist primarily of software, which the Company acquired in July 2000 for $87,000 through the issuance of 6,000 shares of common stock of the Company. The software is recorded at cost less accumulated amortization, which is computed on a straight - line basis over a period of three years. Amortization expense for the years ended December 31, 2001 and 2002 was $36,000 and $37,000, respectively. Accumulated amortization at December 31, 2002 amounted to $87,000.

NOTE 6 - NOTES AND LOANS PAYABLE

        Bank of Smithtown                                       $  414,200
        Other loan payable                                          95,700
                                                                   -------
                                                                $  509,900
                                                                  ========


Bank of Smithtown

a)  Bank of Smithtown

As of March 31, 2003, the Company was not in compliance with payment term schedule as agreed by both parties. To date, Smithtown has not taken any action against the Company, but should they decide to proceed with an action, the impact could have a material effect upon the Company. Due to the non-compliance, these notes with Smithtown have been classified as current liabilities at March 31, 2003.

Other

At December 31, 2002, the Company has other notes and loans payable to individuals, due on demand, in the amount of $95,700. Interest rate on these notes is 10% per annum.

Aggregate maturities of long-term debt is as follows:



                     Year Ending
                     December 31,
                     ------------

                         2003                 $ 165,700
                         2004                    60,000
                         2005                    60,000
                         2006                    60,000
                         2007                    60,000
                         Thereafter             104,200
                                                -------

                         Total                $ 509,900
                                                =======

NOTE 7 - NOTES AND LOANS PAYABLE - RELATED PARTIES

As of December 31, 2002, loans payable to related parties totaling $816,453 are comprised of the following:

         i) The loans of the prior President of the Company as of December 31, 2001 amounted to $380,143 plus accrued interest as follows:

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

                  The remainder is comprised of advances to the Company and un-reimbursed expenses amounting to $79,143 which are non-interest bearing.

                  ii) Various promissory notes with interest accruing at 10% per annum due to the parents of the Company's president totaling $102,295 which are due on demand.

                  iii) Other loans, unpaid reimbursed expenses and advances from officer of approximately $50,353.

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

During the year ended December 31, 2000, the Company entered into sixteen convertible 10% promissory notes aggregating $593,400. The promissory notes are due on December 31, 2002,

                 ACCIDENT PREVENTION PLUS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


bearing interest at 10% per annum and are payable monthly in arrears or upon maturity or any earlier conversion of the note. The promissory notes contain a provision stating that beginning January 2, 2001 that upon a 10 day notice the note is due on demand. At any time subsequent to December 31, 2000, the noteholders will have the right to convert the principal and accrued interest in whole or in part into common stock at $14.50 per share.

During the period of January 2001 through April 2001, convertible noteholders converted principal and related interest on the notes they were holding into common stock of the Company. The noteholders converted an aggregate of $863,400 of principal and $123,776 of interest into 68,081 shares of common stock.

During 2002, the Company issued various convertible notes, totaling $386,100, of which $125,000 was converted into 1,550,000 shares of the Company's common stock. At December 31, 2002 $261,100 of the notes remain outstanding which converted into shares approximately 3,200,000 of the Company's common stock. These notes are expected to be converted over the next 18 months, at an average price of $12 per share, which bear interest at 10%. The Company recorded $128,000 of debt issuance costs based on the value of the conversion and charges of $21,333 of amortization of debt issue costs during 2002..

At December 31, 2002, the balance due on "prior" convertible notes payable is $180,000 and the balance due on related party convertible notes payable is $250,000, all of which are in arrears.

NOTE 9 - ACCRUED EXPENSES

Accrued expenses consist of the following at December 31, 2002:

        Interest payable                                          $194,140
        Officer's salaries                                         167,500
        Customer deposits                                           71,016
        Payroll taxes                                               54,000
        Other                                                      189,020
                                                                   -------

                                                                 $ 675,676
                                                                   =======

NOTE 10 - COMMON STOCK SUBJECT TO RESCISSION OFFER

Common stock sold subsequent to August 3, 1999 pursuant to the Company's limited offering memorandums of January and April 1999, may be in violation of the requirements of the Securities Act of 1933. In addition, certain state securities rules and regulations may not have been complied with to ensure availability of a private placement transaction exemption. As such, the proceeds of $202,939 from the issuance of 13,996 shares of common stock through December 31, 1999 were classified outside of equity in the balance sheet and classified as common stock subject to rescission. On April 18, 2000, the Company repurchased 1,500 shares of common stock from two of the related shareholders. The Company has subsequently canceled these shares. As of December 31, 2002, the balance of the retained proceeds was $181,189 and the related shares were 14,995, as adjusted. As of December 31, 2002, no additional investors have requested the Company to repurchase their shares.

                 ACCIDENT PREVENTION PLUS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 - COMMON STOCK SUBJECT TO RESCISSION OFFER

Common stock sold subsequent to August 3, 1999 pursuant to the Company's limited offering memorandums of January and April 1999, may be in violation of the requirements of the Securities Act of 1933. In addition, certain state securities rules and regulations may not have been complied with to ensure availability of a private placement transaction exemption. As such, the proceeds of $202,939 from the issuance of 13,996 shares of common stock through December 31, 1999 were classified outside of equity in the balance sheet and classified as common stock subject to rescission. On April 18, 2000, the Company repurchased 1,500 shares of common stock from two of the related shareholders. The Company has subsequently canceled these shares. As of December 31, 2002, the balance of the retained proceeds was $181,189 and the related shares were 14,995, as adjusted. As of December 31, 2002, no additional investors have requested the Company to repurchase their shares.


NOTE 11 - COMMITMENTS AND CONTINGENCIES

Payroll Taxes

As of December 31, 2002, the Company owes approximately $54,000, of payroll taxes and related estimated penalties and interest. Federal and state tax liens have been filed against the Company in connection with unpaid payroll taxes. Although the Company has not entered into any formal repayment agreements with the respective tax authorities, it has been attempting to make payments as funds become available.

Employment Agreements

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

The agreement includes benefits such as disability and health insurance coverage, automobile and expense allowances, travel and entertainment allowances, and options to purchase 50,000 shares of the Company's common stock at $14.50 per share within five years from the effective date of the agreement. The foregoing options were intended to qualify as incentive stock options.

The above described 1999 employment agreements were terminated on June 29, 2001. Three new employment agreements dated July 1, 2001 were approved by the Board of

                 ACCIDENT PREVENTION PLUS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Pursuant to the provisions of Mr. Richard Goodhart's 2001 Employment Agreement, stock options (not to be governed by the Non-Qualified Stock Option Plan) were granted to Mr. Goodhart to purchase 4,121,128 shares of restricted common stock at $0.34 per share within five years from the effective date of the 2001 Employment Agreement (collectively, the "Stock Options"). The Stock Options may not be diluted for future reorganizations, recapitalizations, reverse stock splits, combinations of shares, merger or consolidation. The options were canceled by the Company during 2002.

Pursuant to the provisions of Mr. Steve Wahrman's 2001 Employment Agreement, stock options (not to be governed by the Non-Qualified Stock Option Plan) were granted to Mr. Wahrman to purchase 1,617,840 shares of restricted common stock at $0.34 per share within five years from the effective date of the 2001 Employment Agreement (collectively, the "Stock Options"). The Stock Options may not be diluted for future reorganizations, recapitalizations, reverse stock splits, combinations of shares, merger or consolidation. These options were canceled by the Company during 2002.

Pursuant to the provisions of Mr. Daveau's 2001 Employment Agreement, stock options (not to be governed by the Non-Qualified Stock Option Plan) were granted to Mr. Daveau to purchase 1,500,000 shares of restricted common stock at $0.34 per share within five years from the effective date of the 2001 Employment Agreement (collectively, the "Stock Options"). The Stock Options may not be diluted for future reorganizations, recapitalizations, reverse stock splits, combination of shares, merger or consolidation. The options were canceled by the Company during 2002.

Effective December 31, 2001, Richard Goodhart resigned and terminated his employment contract.

As of December 31, 2001, four officers and shareholders of the Company elected to forgive their entire accrued payroll that were recorded as expenses in the years 2000 and 2001. The total amount of debt forgiveness was approximately $590,000 and it is included in additional paid-in capital.

Advances from USF

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

                 ACCIDENT PREVENTION PLUS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


American Overseas Corporation

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

Bristol Consulting Agreement

On July 30, 1998, the LLC entered into a consulting agreement with Bristol Consulting Ltd. ("Bristol") for the assistance and advice of commercial application in Europe, the Middle East and the Far East as to corporate structure, capital acquisitions, contract applications, and mergers and acquisitions.

The consulting agreement was initially for a period of five years requiring monthly payments of $5,000 for the first three months and $10,000 a month for the remaining term of the consulting agreement. In addition, Bristol received 83,741 shares of common stock of the Company upon the reorganization of the LLC in October 1998 for its 5% partnership interest in the LLC.

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

On January 16, 2002, the Board of Directors of APP held a meeting at which it
(I) ratified the amendment to the Settlement Agreement and approved the issuance of 6,749,367 shares of common stock to Bristol or its assignees to satisfy the debt of $890,916.44; (ii) acknowledged that Bristol had entered into assignment agreements dated July 30, 1998, respectively, with Sampson Global Ltd., World Asset Management Ltd. and Atlantic Financial Enterprises Ltd., in which Bristol proportionately assigned to the Entities certain of its rights to the debt and to its right to convert the debt into shares of restricted common stock; (iii) acknowledged receipt of a conversion notice from Sampson Global Ltd.; (iv) authorized the issuance of 454,545 shares of its restricted common stock to

                 ACCIDENT PREVENTION PLUS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Sampson Global Ltd. to settle a portion of the debt due and owing Bristol under the Consulting Agreement; and (v) authorized the issuance of an aggregate of 5,196,337 shares of its restricted common stock to Bristol to settle the remaining debt due and owing to Bristol in the amount of $745,916.44. The 454,545 shares were issued on January 11, 2002 and 5,196,337 shares were issued on January 24, 2002 and additionally 1,130,176 shares were issued in cancellation with the 1.2 forward split. In October 2002, the Company negotiated the return of 3,200,000 of these shares to the Company and treated the net issuance of 3,581,058 shares as one contiguous transaction.

During 2002, the Company entered into employment agreements with two executive officers, which provide for annual salaries of $120,000 and $114,000; common stock grants of 575,000 and 500,000 shares during the year ended December 31, 2002 valued at $155,250 and $115,000 respectively. The executives were each awarded options to purchase 500,000 shares at $2.50; 500,000 shares $$1.00; and 500,000 shares at $.75, for a period of five years.

The agreements provide for certain expenses and annual raises based upon the ability of the Company to fund the same.

Royce Anderson and Monroe, Inc.

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

KMR Telecom, Ltd.

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

Through December 31, 2000 the loan due from KMR amounted to $359,546. Management recorded an allowance of $359,546 for the uncollectibility on the full amount of the loan at December 31, 2000.

Lease Commitments

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

The Company entered into a new lease agreement for office space effective November 15, 2001. The lease agreement is for two years, with options to renew for another two years. The office lease requires monthly payments of $2,900. In November, 2002 the Company relocated in the same building and the amended lease provides for rent of $1,000 per month for the remainder of its term.

                 ACCIDENT PREVENTION PLUS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company leases its office facility under a non-cancellable operating lease requiring future minimum rentals as follow:

                   Years Ending
                       2003                   $  11,000
                                                 ------
                                              $  11,000

Rent expense for the years ended December 31, 2002 and 2001 was $95,980 and $30,000 respectively.

Litigation

The Company was named defendant in a lawsuit filed in the New York Supreme Court County of Nassau. The lawsuit claims that the Company breached a contract claim stemming from the Company's failure to install certain devices in the Plaintiff's fleet of ambulances, and seeks compensatory damages in the amount of $195,000. The Company has asserted counter-claim based upon tortuous interference with contract, and has denied all of the Plaintiff's allegations. A settlement offer has been made by the Company, whereby the Company would complete installation of its devices in exchange for a general release. The plaintiff has not responded to that offer.

While the Company cannot predict the outcome of any settlement, the Company estimates that its liability under this litigation will not exceed 71,000. Accordingly, an accrual of 71,000 was reflected in the accompanying December 31, 2002 consolidated balance sheet.

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

NOTE 12 - STOCKHOLDERS' DEFICIT

On November 26, 2001, the Company completed a one-for-ten reverse stock split of its common stock. On January 19, 2002 the board of directors of the Company authorized and approved a forward stock split of 1 to 1.2 common shares; effective for shares outstanding as of April 10, 2002. All per share data and stock issuances have been restated to reflect this transaction.

Stock Options

         Non-qualified Stock Option Plan

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

         Options Granted Outside the Stock Option Plan

In July, 2001, pursuant to employment agreements, three officers were issued options to purchase a total of 7,238,968 shares of restricted common stock at an exercise price of $0.34 per share. The options are exercisable over a five-year period. The options are not subject to adjustments pursuant to any reverse stock split, recapitalization, combination of shares, exchange of shares and other like change in the capital structure of the Company. During 2002 these options were cancelled.

                 ACCIDENT PREVENTION PLUS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A summary of the Company's stock option activity and related information follows:

                                         Number of                    Weighted
                                          Shares        Range of       Average
                                          Under       Option Price    Exercise
                                          Option       Per Share        Price
                                       ------------   ------------   -----------


   Balance at January 1, 2001              264,000         $12.09         $12.09
     Granted                             7,238,968         $ 0.34         $ 0.34
     Exercised                                   -              -              -
     Canceled                                    -              -              -
                                       ------------   ------------   -----------
   Balance at December 31, 2001          7,502,968         $12.09         $ 0.74
                                       ============   ============   ===========

     Granted                             3,000,000     $.75-$2.50         $ 1.42
     Exercised                                   -              -              -
     Canceled                           (7,238,968)         (.034)         (.34)
                                       ------------   ------------   -----------

   Balance at December 31, 2002          3,264,000    $.75 - $14.50       $2.28
                                       ============   ============   ===========

In compliance with SFAS No. 123, the Company has elected to provide the proforma disclosure of net income (loss) and earnings per share as if the fair value based method had been applied to the Company's financial statements. The Company continued its use of APB Opinion No. 25. As such, the Company's net loss and loss per share for the years ended December 31, 2001 and 2002, adjusted to reflect proforma amounts, are indicated below:

                                               Years Ended December 31,
                                                2001            2002
                                           ---------------   ---------------
         Net loss:
           As reported                         $(2,66,354)       $ (857,130)
                                           ===============   ===============

           Pro forma                          $(4,404,706)      $(1,198,620)
                                           ===============   ===============

         Basic and diluted loss per share:
           As reported                             $(1.12)           $(0.11)
                                                    ======           =======

           Pro forma                               $(1.97)           $(0.15)
                                                    ======           =======

The fair value of stock options granted were estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted-average fair value and related assumptions:

                                                   At December 31,
                                                 2001         2002
                                                ------       ------

         Weighted average fair value              $.24         $.11
         Expected volatility                       90%         1.15%
         Risk-free interest rate                  3.5%
         Expected life (years)                    5            3
         Expected dividend yield                  0            0

                 ACCIDENT PREVENTION PLUS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         Shares Issued for Consulting Fees and Other Expenses

During the year ended December 2001, the Company issued 1,173,647 shares of common stock valued at $492,471 as consideration for consulting services and other expenses due to three consultants, two of whom were related parties.

During the year ended December 31, 2002, the Company issued 200,000 shares to a consultant for services valued at $50,000 charged to selling, general and administrative expenses and 124,361 shares valued at $31,090 charged to debt and equity financings.

         Additions to Paid-in Capital

During the year ended December 31, 2001, AOC remitted $440,866 to the Company, which was accounted for as an addition to paid-in capital for 2001 (Note 11).

During the year ended December 31, 2001, three of the Company's officers/directors canceled accrued salaries of $590,413. This transaction was accounted for as an increase to paid-in capital for 2001 (Note 11).

During the year ended December 31, 2001, debt totaling $75,464 was contributed to capital by such holders.

         Common Stock for Settlement of Debt

During the year ended December 31, 2001, various holders of convertible debt converted principal of $863,400 and interest of $123,776 into 68,081 shares of common stock (Note 8).

During the year ended December 31, 2002, creditors converted 3,648,662 shares of common stock valued at $1,294,667, resulting in a loss on extinguishment totaling $163,599.

During 2002, holders of convertible debt converted principle of $125,000 into 1,550,000 shares of common stock.

         Common Stock for Employment

During 2002, the Company issued 1,075,000 shares of its common stock with rights outstanding to two executives valued at $270,250.

Loss Per Share

Securities that could potentially dilute basic earnings per share ("EPS") in the future, and that were not included in the computation of diluted EPS because to do so would have been anti-dilutive for the periods presented, consist of the following:


  Options to purchase common stock                            3,264,000
  Convertible Debt expected to convert to equity              2,175,000
  Prior Convertible Debentures                                   29,655
                                                              ---------

  Total as of December 31, 2002                               5,468,655
                                                             ==========

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

The only material tax effect of significant items comprising the Company's current deferred tax assets as of December 31, 2001 is the Company's net operating loss carryforwards ("NOL's"), which amounted to approximately $4,400,000 for the Company. The deferred tax asset associated with the Company's NOL's amounted to approximately $1,627,000 as of December 31, 2002.

A portion of IPS-NY's NOL's are subject to provisions of the Internal Revenue Code, Section 382, which limits the use of NOL's when changes in ownership of more than 50 percent occur during a three year testing period.

In accordance with SFAS 109, the Company has recorded a 100% valuation allowance for such deferred tax asset since management could not determine that it was "more likely than not" that the deferred tax assets would be realized in the future. The Company's NOL's amounting to approximately $4,400,000 will expire in the years 2003 through 2022 if not utilized prior.

The Company and its subsidiaries file separate tax returns for federal and state tax purposes. As such, income tax is based on the separate taxable income or loss of each entity. For the year ended December 31, 2001, the Company is eligible to file consolidated federal tax returns.

NOTE 14 - INDUSTRY SEGMENTS


The Company's operations have been classified into two segments: foreign and domestic sales. Information about the two segments for the years ended December 31, 2001 and 2002 are as follows:

                                       2001                           2000
                              Segment       Consolidated      Segment       Consolidated
                            ------------   --------------   ------------   --------------

Sales:
  Foreign                      $ 28,184                       $ 144,851
  Domestic                       36,444                           5,828
                            ------------                    ------------

    Total Sales                                 $ 64,628                       $ 150,679

Gross Profit
  Foreign                      $(24,492)                       $ 22,094
  Domestic                      (27,561)                          1,344
                            ------------                    ------------

      Total Gross Profit                        $(52,052)                      $  23,438
                                           ==============                  ==============

                 ACCIDENT PREVENTION PLUS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Gross profit is total revenue less cost of sales and excludes general corporate expenses, interest expense, and income taxes.

NOTE 15 - SIGNIFICANT CUSTOMERS

For the years ended December 31, 2001 and 2000, respectively, the Company had two unrelated customers, which accounted for approximately 60% and 83%, of total revenues.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS OF ACCOUNTING AND FINANCIAL DISCLOSURE

         On September 7, 2001, the board of directors of the Company approved and authorized the engagement of Grassi & Co., P.C., 2001 Marcus Avenue, Suite 265, Lake Success, New York 11042 as the principal independent accountant for the Company. Prior to such engagement the Company did not consult with Grassi regarding either the application of accounting principles to a specific transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company's consolidated financial statements, and neither a written report nor oral advice was provided to the Company that Grassi concluded was an important factor considered by the Company in reaching a decision as to an accounting, auditing or financial reporting issue.

         Effective as of August 16, 2002, Accident Prevention Plus, Inc. (The "Company") dismissed Grassi & Co., CPA's, P.C. as its independent accountant. Effective as of August 19, 2002, the Company engaged Schuhalter, Coughlin & Suozzo, P.C. (Formerly LLC) as its independent accountant. The decision to change accountants was approved by the Board of Directors of the Company.

         The Grassi & Co., CPA's, P.C. report on the Company's financial statements for the year ended December 31, 2001 did not contain an adverse opinion or a disclaimer of opinion, the report was neither qualified or modified as to audit scope or accounting principles. The report on the financial statements was qualified regarding the Company's ability to continue as a going concern.

         None of the reportable events described under Item 304(a)(1)(v) of the Regulation S-K had occurred within the two most recent fiscal years of the Company year ended December 31, 2001 and the subsequent interim period to the date of the change.

         During the two most recent fiscal years of the Company ended December 2001 and, the subsequent interim period to the date hereof, the Company did not consult with Schuhalter, Coughlin & Suozzo, PC regarding any of the matters or events set forth in Item 304(a)(2)(i) and (ii) of Regulation S-K.

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

         ALAN SCHWARTZ has been a Director and the President of the Company since October 2001. During the past twenty years, Mr. Schwartz was the founder of a company which he started with a $70,000 initial investment, the Company was involved in the selling of materials and handling equipment and grew to a volume of 15 million dollar before he sold his interest therein. Mr. Schwartz has also specialized in corporate financing and structure. Mr. Schwartz graduated from CCNY.

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

         COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

         Section 16(a) of the 1934 Exchange Act requires the Company's directors and officers, and the persons who beneficially own more than ten percent of the common stock of the Company, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Copies of all filed reports are required to be furnished to the Company pursuant to Rule 16a-3 promulgated under the 1934 Exchange Act. Based solely on the reports received by the Company and on the representations of the reporting persons, the Company believes that these persons have complied with all applicable filing requirements during the fiscal year ended December 31, 2002.

ITEM 10. EXECUTIVE COMPENSATION

         COMPENSATION OF OFFICERS AND DIRECTORS

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

     Commencing July 1, 2001 and automatically renewable annually for a five year period, the terms and provisions of the respective Employment Agreements are as follows: (i) each officer/director receives an annual salary of $120,000;
(ii) each officer/director receives an annual cash bonus equal to one percent (1%) of the annual net profits for the preceding fiscal year; and (iii) each officer/director was granted stock options pursuant to the Company's Non-Qualified Stock Option Plan to purchase 60,000 shares (as adjusted) of restricted Common Stock of the Company at $12.09 per share within five years from the effective date of the Employment Agreement. Other benefits provided for in the Employment Agreements are disability and health insurance coverage, automobile and expense allowances and travel and entertainment allowances. Mr. Wahrman and Mr. Jean Paul Daveau have not received accrued compensation under their respective agreements for 2002. Mr. Wahrman is no longer an officer or director.


         For December 31, 2001, the officer/director each has respectively waived the accrual and payment of such salary and interest in the aggregate amount of $590,000, and released the Company from any liability thereunder.

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

         The SOP is administered by the Board of Directors which determines the persons to be granted options under the SOP, the number of shares subject to each option, the exercise price of each option and the option period, and the expiration date, if any, of such options. The exercise of an option may be less than fair market value of the underlying shares of common stock. No options granted under the SOP will be transferable by the optionee other than by will or the laws of descent and distribution and each option will be exercisable, during the lifetime of the optionee, only by such optionee.

         The exercise price of an option granted pursuant to the SOP may be paid in cash, by the surrender of options, in common stock, in other property, including the optionee's promissory note, or by a combination of the above.

         As of the date of this Annual Report, options have been granted in the aggregate of 3,264,000 shares to the following individuals. All options granted are exercisable by the respective individual from the date of grant through the date of expiration.

                                                          Weighted
                                                          Average
                                Number of      Date of    Exercise     Date of
                            Options Granted*    Grant      Price
Expiration

Jennifer Swanson....         1,500,000         02-15-02    $ 1.42     11-02-03

Alan Schwartz........        1,500,000         02-15-02    $ 1.42     11-02-03

Richard Goodhart .....          60,000         01-01-99    $12.09     01-01-04

Steven Wahrman .......          60,000         01-01-99    $12.09     01-01-04

Jean Paul Daveau .....          60,000         01-01-99    $12.09     01-01-04

Jeffrey Carus ........          24,000         07-01-00    $12.09     07-01-05

Julius J. Valente, Jr.          60,000         07-01-00    $12.09     07-01-05


TOTAL ................         264,000



* The original grant of options has been adjusted in accordance with the reverse and forward stock splits.

         No share options have been exercised as of the date of this Annual Report.

A. Executive will have the right to purchase options that represent five hundred thousand (500,000) shares of common stock at two dollars and fifty cents ($2.50) per share with five (5) years of the signing of this agreement.

B. Executive will have the right to purchase options (*) that represent five hundred thousand (500,000) shares of common stock at seventy five cents ($0.75) per share, five hundred thousand (500,000) common stock at one dollar ($1.00) within five (5) years of the signing of this agreement.

ITEM 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth the name and address, as of the date of this Annual Report, and the approximate number of shares of common stock of the Company owned of record or beneficially by each person who owned of record, or was known by the Company to own beneficially, more than five percent (5%) of the Company's common stock, and the name and shareholdings of each officer and director, and all officers and directors as a group as of the date of this Annual Report based upon 112,219,655 shares outstanding.


Title of Class       Name and Address                Amount and Nature*    Percent
                     of Beneficial Owner             of Beneficial Owner   of Class

                                                          (1) (4)
Common Stock        Alan Schwartz                       2,200,000          17.14%
                    C/0 9091 North Military Trail
                    Palm Beach Gardens, FL 33410         (1) (4) (6)
Common Stock        Jennifer Swanson                     2,155,000         16.79%
                    C/0 9091 North Military Trail
                    Palm Beach Gardens, FL 33410

                                                          (1)
Common Stock        Richard Goodhart                       604,373          5.40%
                    11730 Briarwood Circle
                    #1
                    Boynton Beach, FL 11788
                                                          (1)(2)
Common Stock        Steven Wahrman                         326,880          2.89%
                    C/O 9091 North Military Trail
                    Palm Beach Gardens, FL 33410

                                                            (1)
Common Stock        Bristol Consulting Ltd.              2,729,271         24.32%
                    7101 Shore Road
                    Suite 3J
                    Brooklyn, New York 11209
                                                             (5)
Common Stock        Edmund Tennenhaus                    1,583,333         12.36%
                    C/O 9091 North Military Trail
                    Palm Beach Gardens, FL 33410
                                                           (1)(2)
Common Stock        All officers and                     5,286,253         42.22%
                    directors as a group
                    (5 persons)



* The original issuance of shares has been reduced in accordance with the reverse stock split and subsequently increased in accordance with the forward stock split.

(1) These are restricted shares of common stock.
(3) Does not include shares issuable in the event the Company should default on the promissory note with the Bank of Smithtown, pursuant to the terms of the settlement agreement, the Bank of Smithtown may foreclose on the shares held of record by Richard Goodhart (which have been pledged to secure the Company's obligations to the Bank of Smithtown), and may sell such shares to a third party.
(4) Includes options 1,500,000 granted in connection with employment agreement in 2002, or an aggregate of 3,000,000.
(5) Includes approximately 1,583,333 shares issuable pursuant to convertible notes.
(6) Includes 30,000 shares held in street name acquired before employment.

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

         During 2002, the Company entered into employment agreements with two executive officers, which provide for annual salaries of $120,000 and $114,000; common stock grants of 575,000 and 500,000 shares during the year ended December 31, 2002 valued at $155,250 and $115,000 respectively. The executives were each awarded options to purchase 500,000 shares at $2.50; 500,000 shares$1.00; and 500,000 shares at $.75, for a period of five years. The agreement also provides for stock awards of up to 125,000 shares of common stock on each anniversary through 2007.

         LOANS/NOTES PAYABLE TO OFFICERS

         As of December 31, 2002, the Company owed an aggregate of approximately $380,143 pursuant to loans made by Mr. Steven Wahrman, a director and Executive Vice President. Of the aggregate amount of $378,758 due and owing to Mr. Wahrman, $50,000 is represented by a promissory note with interest accruing at 8% per annum due on demand, $240,000 is represented as a loan personally secured by Mr. Wahrman on behalf of the Company through a financial institution which bears interest at 9.25% and due on demand, $7,500 is represented by a promissory note with interest accruing at 10% per annum due on demand, $3,500 is represented by a promissory note with interest accruing at 10% per annum due on demand, and $79,143 is represented as advances and unreimbursed expenses, which are non-interest bearing.

         The Company also owes a prior director, Mr. Ives Wahrman, approximately $102,000 with interest accruing at 10% per annum due on demand.

ITEM 13.          EXHIBITS AND REPORTS ON FORM 8-K

(a) The following exhibits are filed as part of this Annual Report: None.

                  None.

(b) Reports on Form 8-K:

                  Filed on August 20, 2002, event dated August 19, 2002.

                                                    SIGNATURES





         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            ACCIDENT PREVENTION PLUS, INC.

Date: May 21, 2003                          By: /s/ Alan Schwartz
                                            -------------------------
                                            Alan Schwartz, President and CEO

                                  CERTIFICATION

I, Alan Schwartz, President & CEO, certify that:

     1. I have reviewed this annual report on Form 10-KSB of Accident Prevention Plus, Inc.;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements and other financial information included in this annual report fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

         a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: May 21, 2003                         by: /s/ Alan Schwartz
                                            -------------------------
                                               Alan Schwartz,
                                               President & CEO

                                  CERTIFICATION

I, Jennifer Swanson, Chief Financial Officer, certify that:

     1. I have reviewed this annual report on Form 10-KSB of Accident Prevention Plus, Inc.;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements and other financial information included in this annual report fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

         a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: May 21, 2003                         by: /s/ Jennifer Swanson
                                            ----------------------------
                                                    Jennifer Swanson,
                                                    Chief Financial Officer