Form 10QSB
period 2003-03-31
ACCIDENT PREVENTION PLUS INC
filed 2003-05-23
CIK 1084702

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended March 31, 2003

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

                       9091 North Military Trail, Suite 12
                        Palm Beach Gardens, Florida 33409

                    (Address of Principal Executive Offices)

                                  (561)721-2220

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Class                                       Outstanding as of May 13, 2002

Common Stock, $.001 par value                11,219,655

* The shares issued and outstanding have been adjusted to take into account the forward stock split of 1 to 1.2 effectuated April 10, 2002.

Transitional Small Business Disclosure Format (check one)

                          Yes [ ]         No     [X]

                         ACCIDENT PREVENTION PLUS, INC.



                                      INDEX

                                                                           PAGE


PART I.    FINANCIAL INFORMATION............................................F-1

    Item 1.    Financial Statements...................................F-1 - F-9

    Item 2.    Management's Discussion and Analysis of
                 Financial Condition and Results of Operations................3

PART II.   OTHER INFORMATION..................................................9

    Item 1.    Legal Proceedings..............................................9

    Item 2.    Changes in Securities and Use of Proceeds.....................11

    Item 3.    Defaults Upon Senior Securities...............................13

    Item 4.    Submission of Matters to a Vote of Security Holders...........13

    Item 5.    Other Information.............................................13

    Item 6.    Exhibits and Reports on Form 8-K..............................13

SIGNATURES...................................................................13

                 ACCIDENT PREVENTION PLUS, INC. AND SUBSIDIARIES
                        CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS





                                                                       PAGE NO.

Consolidated Balance Sheet At March 31, 2003 (Unaudited)                  F-2

Consolidated Statements of Operations and Comprehensive
  Operations For the Three Months Ended March 31, 2003
  and 2002 (Unaudited)                                                    F-3

Consolidated Statements of Stockholders' Deficit
  For the Three Months Ended March 31, 2003 (Unaudited)                   F-4

Consolidated Statements of Cash Flows For the Three Months
  Ended March 31, 2003 and 2002 (Unaudited)                           F-5 - F-6

Notes to Consolidated Financial Statements (Unaudited)                F-7 - F-9

                 ACCIDENT PREVENTION PLUS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                          (UNAUDITED) AT MARCH 31, 2003

      ASSETS

Current Assets:
  Cash                                                   $     1,606
  Accounts receivable                                         18,848
  Inventory                                                   20,348
  Prepaid expenses and other current assets                    4,134
                                                         -----------

      Total Current Assets                                    44,937
                                                         -----------

Property and Equipment, Net                                   11,398
                                                         -----------

Other assets                                                  92,438
                                                          ----------

      Total Assets                                      $    148,773
                                                          ==========


      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
  Notes and loans payable, current portion                   180,700
  Notes and loans payable - related parties                  527,361
  Convertible notes payable                                  180,000
  Convertible notes payable - related parties                250,000
  Accounts payable                                           706,283
  Accrued expenses and other liabilities                     710,176
                                                           ---------

      Total Current Liabilities                            2,554,520

Note and loans payable, net of current portion               329,200

Common stock subject to recission offer, $.001
  par value, 14,995 shares issued and outstanding            181,189

Bridge loans, expected to convert                            298,600

Stockholders' Deficit:
  Common stock - $.001 par value, 50,000,000 shares
    authorized; 11,219,655 issued and outstanding             11,220
  Additional paid-in capital                               6,254,572
  Accumulated deficit                                     (9,480,538)
                                                          ----------

      Total Stockholders' Deficit                         (3,214,736)
                                                           ---------

      Total Liabilities and Stockholders' Deficit       $    148,773
                                                          ==========


See accompanying notes to consolidated financial statements.

                 ACCIDENT PREVENTION PLUS, INC. AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                                   (UNAUDITED)

                                                             For the
                                                        Three Months Ended
                                                             March 31,
                                                       2003            2002
                                                     --------        --------

Net Sales                                           $     365       $   26,374

Cost of Sales                                           4,500           21,318
                                                     --------         --------

Gross Profit (Loss)                                    (4,135)           5,056
                                                     --------         --------

Expenses:
  Selling, general and administrative                  48,609          125,381
  Research and development                              6,850            7,900
                                                     --------         --------

      Total Expenses                                   55,459          133,281

Loss Before Other Income (Expenses)                   (59,594)        (128,225)
                                                      -------          -------

Other Income (Expenses):
  Amortization of debt issue costs                    (21,333)               -
  Interest expense                                    (36,900)         (30,025)
                                                     --------         --------

      Total Other Expenses                            (58,233)         (30,025)
                                                     --------         --------

Net Loss From Operations                             (117,827)        (158,250)

Other Items of Comprehensive Income                         -                -
                                                     --------         --------

Comprehensive Net Loss                              $(117,827)       $(158,250)
                                                     ========         ========


Basic Earnings Per Share:
  Net Loss                                          $   (0.01)       $   (0.02)
                                                     ========         ========

  Weighted Average Number of Shares Outstanding    10,019,055        7,312,976
                                                   ==========        =========





See accompanying notes to consolidated financial statements.

                 ACCIDENT PREVENTION PLUS, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' Deficit
                                   (UNAUDITED)
                    FOR THE THREE MONTHS ENDED MARCH 31, 2003


                                                     Additional                     Total
                                   Common Stock       Paid-in     Accumulated    Stockholders'
                                Shares      Amount    Capital       Deficit        Deficit
                              ----------   -------   ----------   ------------   ------------

Balances at January 1, 2003   10,951,655   $10,952   $6,227,320   $(9,362,711)   $(3,124,429)

Issuance of common stock in
  connection with
  private placements @ $.10
  per share                      250,000       250       24,750            --         25,000

Issuance of common stock in
  connection for
  services performed @ $.14
  per share                       18,000        18        2,502            --          2,520

Net loss                              --        --           --      (117,827)      (117,827)
                              ----------   -------   ----------   -----------    -----------

Balances at March 31, 2003    11,219,655   $11,220   $6,254,572   $(9,480,538)   $(3,214,736)
                              ==========   =======   ==========   ===========    ===========

See accompanying notes to consolidated financial statements.

                 ACCIDENT PREVENTION PLUS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                                                  For the
                                                             Three Months Ended
                                                                   March 31,
                                                            2003             2002
                                                        -----------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                              $ (117,827)       $(158,250)
  Adjustments to reconcile net loss to net
    cash used in operating activities:
      Depreciation and amortization                          3,281           12,281
      Amortization of debt issue costs                      21,333                -
  Changes in Assets (Increase) Decrease:
    Inventory                                                    -            3,568
    Accounts receivable                                          -          (16,450)
    Prepaid expenses and other current asset                     -           (1,090)
  Changes in Liabilities Increase (Decrease):
    Accounts payable and accrued expenses                   33,966           18,324
    Cash overdraft                                               -           (8,508)
                                                          --------          -------
      Net Cash Used In Operating Activities                (57,247)        (150,135)
                                                          ---------         -------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from notes and loans payable                          -          150,000
  Repayments of notes and loans payable                     (5,030)         (47,885)
  Proceeds from common stock                                25,000                -
  Proceeds from convertible notes                           37,500                -
  Proceeds from notes payable - related parties                  -           48,020
                                                          --------          -------
      Net Cash Provided by Financing Activities             57,470          150,135
                                                          --------          -------

Net Increase in Cash                                           223                -

Cash - Beginning of Year                                     1,383                -
                                                           -------          -------

Cash - End of Period                                     $   1,606        $       -
                                                           =======          =======


Supplemental Disclosure of Non-Cash Flow Information:

  Cash paid during the period for:
    Interest                                                     -        $   5,035
                                                            ======          =======

Supplemental Disclosures of Non-Cash Operating
  Activities:

  Issuance of 18,000 and 2,941,584 shares of
   common stock, respectively for services,
   of accrued expenses and consulting fees                 $ 2,520        $ 745,917
                                                             =====          =======


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

During the quarter ended December 31, 2001, management determined that it is in the best economical interest of the Company to close its offices in France and the U.K. effective December 31, 2001. During 2002 the Company canceled certain liabilities which were discharged in the abandonment of these foreign subsidiaries.

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

                 ACCIDENT PREVENTION PLUS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 3 - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, these financial statements do not include all of the information and footnotes required by generally accepted accounting principles. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2003, are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. These consolidated financial statements should be read in conjunction with the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB, filed on May 21, 2003 for the year ended December 31, 2002.

NOTE 4 - NOTES AND LOANS PAYABLE

         Bank of Smithtown           $ 414,200
         Other loans payable            95,700
                                       -------
                                       509,900

         Less: current portion         180,700
                                       -------

         Long-term portion           $ 329,200
                                       =======

a) Bank of Smithtown

         As of March 31, 2003, the Company is in arrears, yet has been in contact with the bank and anticipates payment terms to be acceptable to both parties.

b)  Other

         At March 31, 2003, the Company has other notes and loans payable to individuals, due on demand, in the amount of $95,700. The interest rate on these notes is 10% per annum.

NOTE 5 - ACCRUED EXPENSES

Accrued expenses consist of the following at March 31, 2003:

         Interest payable                               $ 222,440
         Officer's salaries                               190,000
         Customer deposits                                 71,016
         Payroll taxes                                     58,000
         Other                                            168,720
                                                          -------

         Total                                          $ 710,176
                                                          =======



See accompanying notes to consolidated financial statements.

                 ACCIDENT PREVENTION PLUS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 6 - COMMITMENTS AND CONTINGENCIES

a)  Payroll Taxes

As of March 31, 2003, the Company owes approximately $58,000 of payroll taxes and related estimated penalties and interest. Federal and state tax liens have been filed against the Company in connection with unpaid payroll taxes. As of March 31, 2003, the Company has not entered into any formal repayment agreements with the respective tax authorities.

b)  Litigation

There has been no change in the status of litigation since the filing of the Annual Report on Form 10-KSB for the year ended December 31, 2003.

NOTE 7 - LOSS PER SHARE OF COMMON STOCK

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




See accompanying notes to consolidated financial statements.
                                                                             F-8

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

         As of the date of this Quarterly Report, management of the Company believes that the Company is in a viable operational position. Management of the Company also believes that the APP On Board Recording Systems products are now fully integrated logistic solution systems that have increased the Company's marketability expotentially. Management believes that upon finalization its APP On Board Recording Systems products will be able to satisfy any vehicle specifications and requirements worldwide. The design for the APP3000 system has been finalized and is ready for sale and distribution to the target market. The Company is in the process of finalizing the development of the "NEW GENERATION RECORDER" system. Management anticipates that the "NEW GENERATION RECORDER" system will include features such as a global positioning system ("GPS") for vehicular tracking, mapping and communications, an in-vehicle alcohol sensor/breathalyzer unit, a fatigue sensor which will monitor and record driver alertness, and a fingerprint application for greater security when used in conjunction with the "Smart card". Management intends to focus on integration of the "NEW GENERATION RECORDER" system's features with communication to further meet the needs of the transportation companies. As of the date of this Quarterly Report, management anticipates that development of the "NEW GENERATION RECORDER" system will be completed and available for delivery by 4th quarter 2002.

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

         Management intends to focus the Company's marketing strategy for the sale and distribution of its APP On Board Recording Systems products in North America, South America, Central America, Europe and the Pacific Rim. The Company has entered into contractual relations regarding sales, service and installation with two prominent companies within the transportation industry. One agreement covers the United Kingdom and the other agreement covers North America.

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

RESULTS OF OPERATIONS

Three-Month Period Ended March 31, 2003 Compared with Three-Month Period Ended March 31, 2002

         The Company's net loss for the three-month period ended March 31, 2003 was approximately $117,827 compared to a net loss of $158,250 for the three-month period ended March 31, 2002 a decrease of $40,423. The decrease in the net loss during the three-month period ended March 31, 2003 as compared to the three-month period ended March 31, 2002 is attributed to new management focusing on decrease in cost of doing business as well as reductions in cost of sales and related expenses resulting from reduced sales during the current period.

         Net sales for the three-month periods ended March 31, 2003 and 2002 were $365 and $26,374 respectively. Net sales decreased by approximately $26,000 or 98% for the three-month period ended March 31, 2003 as compared to the three-month period ended March 31, 2002. The decrease in net sales during the three-month period ended March 31, 2003 was primarily due to the lack of new sales of the Company's AP+ Series product to its customers and limited modification orders due to the difficult current market conditions within the technology sector.

         Gross profit/(deficit) for the three-month periods ended March 31, 2003 and 2002 amounted to $(4,135) and $5,056 respectively, or 1132% of sales for the period ended March 31, 2003 compared to 19% for the same period in the prior year.

         Selling, general and administrative expenses for the three-month periods ended March 31, 2003 and 2002 were $48,509 and $125,381 respectively (a decrease of $76,872 or 61%). The decrease in selling, general and administrative expenses for the three-month period ended March 31, 2003 were primarily due to the Company incurring less cost associated with its officers salaries, consulting/professional fees, and personnel costs.

         Research and development expenses for the three-month period ended March 31, 2003 were $6,950 as compared to $7,900 for the three-month period ended March 31, 2002 (an decrease of $950).



         Interest expense increased for the three-month period ended March 31, 2003 compared to the three-month period ended March 31, 2002 as the result of increased bridge loans and convertible debt borrowing's which occurred during the second half of 2003. For the three months ended March 31, 2003 interest expense was $36,900 and was $30,025 for the same period in 2002.

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

         As of March 31, 2003, the Company's current assets were $44,937 and its current liabilities were $2,554,520 which resulted in a working capital deficit of $2,509,583 The Company's stockholders' deficit increased from $3,124,429 at December 31, 2002 to $3,214,736 at March 31, 2003.

         As of March 31, 2003, the Company's assets consisted primarily of $1,606 in cash, $18,848 in accounts receivable, $20,348 in inventory, $4,134 in prepaid expenses, $11,398 in property and equipment and $92,438 in other assets.

MATERIAL COMMITMENTS

         In connection with the research and development expenses and other overhead costs over the prior fiscal years, the Company, through its subsidiary and other arrangements with its officers/shareholders, borrowed funds pursuant to various contractual arrangements representing the following material commitments.

         Bank of Smithtown

         A significant and estimated commitment for the Company for fiscal year 2002 is the amounts due and owing under a promissory note with Bank of Smithtown. These notes are part of a settlement agreement are secured by the assets of the Company and the shares of Common Stock owned of record by Richard Goodhart, the Company's then Chief Executive Officer.

         As of March 31, 2003, the principal balance on the notes are $414,200 Effective August 2002, the Company negotiated payments terms of $5,000 per month on these notes. During the period ended March 31, 2003, the Company was unable to make the monthly payments. Company management feels that based on on-going discussions Bank officers, there is no current threat of further legal action.

         Employment Agreements

         As of the date of this Quarterly Report, the Company has Employment Agreements with its President/CEO and its Chief Financial Officer.

PART I

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

RECENT SALES OF UNREGISTERED SECURITIES

         During the quarter ended March 31, 2003 the Company issued 250,000 restricted shares of its common stock to accredited investors which generated proceeds of $25,000 and 18,000 shares were issued for services.



ITEM 3. DEFAULTS UPON SENIOR SECURITIES

         No report.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No report required.

ITEM 5.  OTHER INFORMATION

         No report required.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits.

                  None

         (b) Reports on Form 8-K:

                  Filed on August 19, 2002.

                                                    SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized

                                        ACCIDENT PREVENTION PLUS, INC.


Dated: May 21, 2003                      By: /s/ Alan Schwartz
                                          --------------------
                                        Alan Schwartz, President & CEO






In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

May 21, 2003                           by: /s/ Alan Schwartz
                                       ----------------------------
                                       Alan Schwartz, President & CEO


May 21, 2003                           by: /s/ Jennifer Swanson
                                       ----------------------------
                                       Jennifer Swanson, CFO

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