Form 10QSB
period 2003-06-30
ACCIDENT PREVENTION PLUS INC
filed 2003-08-25
CIK 1084702

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended June 30, 2003

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

                                 (561) 721-2220

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

Class                                    Outstanding as of August 11, 2003

Common Stock, $.001 par value             11,219,655

* The shares issued and outstanding have been adjusted to take into account the forward stock split of 1 to 1.2 effectuated April 10, 2002.

Transitional Small Business Disclosure Format (check one)
                                            Yes [ ]         No [X]

                         ACCIDENT PREVENTION PLUS, INC.

                                      INDEX

                                                                         Page

PART I.           FINANCIAL INFORMATION

         Item 1.           Financial Statements                           F-1

         Item 2.           Management's Discussion and Analysis of
                           Financial Condition and Results of Operations    3

PART II.          OTHER INFORMATION                                         7

         Item 1.           Legal Proceedings                                9

         Item 2.           Changes in Securities                           10

         Item 3.           Defaults Upon Senior Securities                 10

         Item 4.           Submission of Matters to a Vote of Security
                           Holders                                         10

         Item 5.           Other Information                               10

         Item 6.           Exhibits and Reports on Form 8-K                10

SIGNATURES                                                                 11

CERTIFICATIONS                                                             12

                 ACCIDENT PREVENTION PLUS, INC. AND SUBSIDIARIES
                        CONSOLIDATED FINANCIAL STATEMENTS
                  FOR THE SIX MONTH PERIOD ENDED JUNE 30, 2003
                                   (UNAUDITED)

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                          Page
                                                                         Number

Consolidated Balance Sheets at June 30, 2003 (unaudited)                   F-2

Consolidated Statements of Operations for the three months ended
  June 30, 2003 (unaudited)................................................F-3

Consolidated Statements of Operations for the six months ended
  June 30, 2003 (unaudited)................................................F-4

Consolidated Statement of Stockholders' Deficiency for the six
   months ended June 30, 2003 (unaudited)..................................F-5

Consolidated Statements of Cash Flows for the six months
  ended June 30, 2003 (unaudited)..........................................F-6

Notes to Consolidated Financial Statements..........................F-7 to F-9

                 ACCIDENT PREVENTION PLUS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                AT JUNE 30, 2003
                                   (UNAUDITED)

      Assets

Current Assets:
  Cash                                                            $       979
  Accounts receivable                                                  20,028
  Inventory                                                            33,398
  Prepaid expenses and other current assets                             4,014
                                                                  -----------
      Total Current Assets                                             58,419
Property and Equipment, Net                                            12,915
Other Assets:
  Other assets                                                          7,104
                                                                  -----------
      Total Other Assets                                                7,104
                                                                  -----------
      Total Assets                                                $    78,438
                                                                  ===========
      LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities:
  Notes and loans payable, current portion                        $   165,700
  Notes and loans payable - related parties                           711,491
  Convertible notes payable                                           180,000
  Convertible notes payable - related parties                         250,000
  Accounts payable                                                    685,812
  Accrued expenses and other liabilities                              745,548
                                                                  -----------
      Total Current Liabilities                                     2,738,551
Notes and loans payable, net of current portion                       344,200
Common stock subject to rescission offer, $.001
  par value, 14,995 shares issued and outstanding                     181,189
Bridge loans, expected to convert to equity
                                                                      298,300
Stockholders' Deficit:
  Common stock - $.001 par value, 50,000,000 shares
    authorized, 11,219,655 shares issued and outstanding               11,220
  Additional paid-in capital                                        6,190,581
  Accumulated deficit                                              (9,685,603)
                                                                  -----------
      Total Stockholders' Deficit                                  (3,483,802)
                                                                  -----------
      Total Liabilities and Stockholders' Deficit                 $    74,438
                                                                  ===========


See accompanying notes to consolidated financial statements.

                 ACCIDENT PREVENTION PLUS, INC. AND SUBSIDIARIES
         CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
                                   (UNAUDITED)

                                                  For the three months ended
                                                           June 30,
                                                    2002            2003
                                                ------------    ------------
Net Sales                                       $     74,099    $     17,572
Cost of Sales                                         41,666          10,444
                                                ------------    ------------
Gross Profit                                          32,433           7,129
                                                ------------    ------------
Expenses:
  Selling, general and administrative                 96,494         155,160
  Research and development                             9,413           4,200
                                                ------------    ------------
      Total Expense                                  105,907         159,360
                                                ------------    ------------
Loss Before Other Income (Expenses)                  (73,474)       (152,232)
Other Income (Expenses)
  Interest expense                                   (28,880)        (31,500)
  Amortization of debt issue costs                      --           (21,333)
  Settlement income (expenses)                       125,465            --
                                                ------------    ------------
      Total Other Income (Expenses)                   96,585         (52,833)
                                                ------------    ------------
Net Income (Loss)                                     23,111        (205,065)
                                                ============    ============
Other Items of Comprehensive Income                     --              --
                                                ------------    ------------
Comprehensive Net Income (Loss)                 $     23,111    $   (205,065)
                                                ============    ============
Basic Earnings Per Share:
  Net Income (Loss)                             $      .--              (.02)
                                                ============    ============
Weighted Average Number of Shares Outstanding      9,995,262      11,219,655
                                                ============    ============

See accompanying notes to consolidated financial statements.
                                                                             F-3

                 ACCIDENT PREVENTION PLUS, INC. AND SUBSIDIARIES
         CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
                                   (UNAUDITED)

                                                 For the six months ended
                                                         June 30,
                                                    2002            2003
                                                ------------    ------------
Net Sales                                       $    100,473    $     17,937
Cost of Sales                                         62,984          14,944
                                                ------------    ------------
Gross Profit (Loss)                                   37,489           2,994
                                                ------------    ------------
Expenses:
  Selling, general and administrative                221,875         203,769
  Research and development                            17,313          11,050
                                                ------------    ------------
      Total Expenses                                 239,188         214,819
                                                ------------    ------------
Loss Before Other Income (Expenses)                 (201,699)       (211,826)
Other Income (Expenses)
  Interest expense                                   (58,905)        (68,400)
  Amortization of debt issue costs                      --           (42,666)
  Settlement income (Expenses)                       125,465            --
                                                ------------    ------------
      Total Other Income (Expenses)                   66,560        (111,066)
                                                ------------    ------------
Net Loss from Operations                            (135,139)       (322,892)
Other Items of Comprehensive Income                     --              --
                                                ------------    ------------
Comprehensive Net Loss                          $   (135,139)   $   (322,892)
                                                ============    ============
Basic Earnings Per Share:
  Net Loss                                      $       (.01)   $       (.03)
                                                ============    ============
Weighted Average Number of Shares Outstanding      9,385,417      11,132,340
                                                ============    ============

See accompanying notes to consolidated financial statements.
                                                                             F-4

                 ACCIDENT PREVENTION PLUS, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIENCY
                     FOR THE SIX MONTHS ENDED JUNE 30, 2002
                                   (UNAUDITED)


                                           Common Stock          Additional                    Total
                                      --------------------        Paid-in    Accumulated    Stockholders'
                                      Shares         Amount       Capital      Deficit       Deficiency
Balances at January 1, 2003         10,951,655   $    10,952   $ 6,120,663   $(9,362,711)   $(3,188,430)

Issuance of common stock in
  connection with
  private placements @ $.10
  per share                            250,000           250        24,750          --           25,000

Issuance of common stock in
  connection for
  services performed @ $.14
  per share                             18,000            18         2,502          --            2,520

Amortization of debt issue costs          --            --          42,666          --           42,666

Net loss for six months ended
  June 30, 2003                           --            --            --        (322,892)      (322,892)
                                   -----------   -----------   -----------   -----------    -----------

Balances at June 30, 2003           11,219,655   $    11,220   $ 6,190,581   $(9,685,603)   $(3,483,802)
                                   ===========   ===========   ===========   ===========    ===========

See accompanying notes to consolidated financial statements.
                                                                             F-5

                 ACCIDENT PREVENTION PLUS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                       For the six months ended
                                                               June 30,
                                                           2002         2003
                                                        ---------    ---------
Operating activities
  Net loss                                              $(135,139)   $(322,892)
  Adjustments to reconcile net loss to net
    cash used for operating activities:
  Depreciation and amortization                            24,562        3,850
  Settlement income                                      (125,465)        --
  Amortization of debt issue costs                           --         42,666
Changes in Assets (Increase) Decrease:
  Inventory                                                 6,760      (13,050)
  Accounts receivable                                     (38,796)      (1,180)
  Prepaid expenses and other current assets                  (649)        --
Changes in Liabilities (Decrease):
  Accounts payable and accrued expenses and
    other current liabilities                              30,524       49,232
                                                        ---------    ---------
  Net Cash Used In Operating Activities                  (238,203)    (241,374)
                                                        ---------    ---------
Cash Flows From Financing Activities:
  Proceeds from notes and loans payable                   150,000         --
  Repayment of notes and loans payable                    (58,285)      (5,030)
  Proceeds from convertible note payable                     --         37,500
  Proceeds from the sale of common stock                     --         25,000
  Proceeds from notes payable - related parties           152,020      183,500
                                                        ---------    ---------
  Net Cash Provided by Financing Activities               243,735      240,970
                                                        ---------    ---------
Net increase (decrease) in cash                             5,532         (404)
Cash and cash equivalents at beginning of year                590        1,383
                                                        ---------    ---------
Cash and cash equivalents at end of year                $   6,122    $     979
                                                        =========    =========
Supplemental Disclosure of Non-Cash Flow Information:
  Cash paid during the year for:
    Interest                                            $   5,025    $    --
                                                        =========    =========
    Income taxes                                        $    --      $    --
                                                        =========    =========
Supplemental Disclosures of Non-Cash
  Operating Activities:
Issuance of 6,781,058 shares of common stock as payment
  of accrued expenses and consulting fees               $ 745,917    $    --
                                                        =========    =========
Cancellation of accounts payable in settlements         $ 125,465    $    --
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

NOTE 2 - GOING CONCERN

As indicated by the accompanying consolidated financial statements, the Company incurred consolidated net losses. Additionally, the Company has significant deficits in both working capital and stockholders' equity. Further, the Company is delinquent on certain obligations including payroll taxes and has not complied with the payment schedules of its bank debt. These factors raise substantial doubt about the Company's ability to continue as a going concern.

Historically, stockholders of the Company have funded cash flow deficits, however, the stockholders are under no specific funding obligation.

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

NOTE 3 - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, these financial statements do not include all of the information and footnotes required by generally accepted accounting principles. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period

                 ACCIDENT PREVENTION PLUS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

ended March 31, 2003, are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. These consolidated financial statements should be read in conjunction with the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB, filed on May 21, 2003 for the year ended December 31, 2002.

NOTE 4 - NOTES AND LOANS PAYABLE

         Bank of Smithtown                          $ 414,200
         Other loans payable                          110,700
                                                    ---------
         Less: current portion                        180,700
                                                    ---------
         Long-term portion                          $ 344,200
                                                    =========
a) Bank of Smithtown

         As of June 30, 2003, the Company is in arrears, yet has been in contact with the bank and anticipates payment terms to be acceptable to both parties.

b) Other

         At June 30, 2003, the Company has other notes and loans payable to individuals, due on demand, in the amount of $110,700. The interest rate on these notes is 10% per annum.

NOTE 5 - ACCRUED EXPENSES

Accrued expenses consist of the following at June 30, 2003:

         Interest payable                           $ 253,940
         Officer's salaries                           130,180
         Customer deposits                             71,016
         Payroll taxes                                 58,000
         Other                                        232,412
                                                    ---------
         Total                                      $ 745,548
                                                    =========

NOTE 6 - COMMITMENTS AND CONTINGENCIES

a)  Payroll Taxes

As of June 30, 2003, the Company owes approximately $58,000 of payroll taxes and related estimated penalties and interest. Federal and state tax liens have been filed against the Company in connection with unpaid payroll taxes. As of June 30, 2003, the Company has not entered into any formal repayment agreements with the respective tax authorities.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

         In the second quarter of 2003 the Company focused on the advancement of the APP products and increasing the sales and revenues. The Company extended the contract with ATA for further research on the part of ATA. The Company also entered into a bid with a major corporation for over 10,000 units, the outcome of this project is expected within 90 days. During the latter part of the first quarter management has begun the initial steps for bringing the APP Products to the general public at a retail level. This plan is comprehensive and its focus is to allow the general public to purchase the APP Products for their own use and increase the safety on the highways. This project will begin in the United States with completion and product marketed to the public by 1st quarter 2004.

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

         Other members of the federally funded project consortium include: (i) the University of Pennsylvania, (ii) Canadian Trucking Alliance, (iii) Transport Canada, (iv) Howard Power Steering, (v) Safe-Track, (vi) the United States Department of Transportation, and (vii) Perclos Camera provided by CM. This was anticipated to be completed by August 2002.

         At a meeting held in October at ATA headquarters a preliminary report was issued showing the performance rating of Accident Prevention's APP 3000 series in accumulating data from several safe driving apparatus. The preliminary report indicated that the recorders showed 99.9999% accuracy in recording all data over the six month duration of the test. There were over 5 million recordings taken during this time period.

         As stated previously, the Company extended the contract with ATA for further research on the part of ATA.

RESULTS OF OPERATIONS

Three-Month Period Ended June 30, 2002 Compared with Three-Month Period Ended June 30, 2003

         The Company's net loss for the current three-month period ended June 30, 2003 was approximately $205,065 compared to net income of $23,111 for the three-month period ended June 30, 2002. The increase in the net loss of $228,176 during the three-month period ended June 30, 2003 as compared to the three-month period ended June 30, 2002 is attributed to non-recurring settlement income of $125,465 recorded during the three months ended June 30, 2002, and, a sales decrease combined with higher selling, general and administration costs during the three months ended June 30,2003.

         Net sales for the three-month periods ended June 30, 2002 and 2003 were $74,099 and $17,572, respectively. Net sales decreased by approximately $56,527 or 76% for the three-month period ended June 30, 2003 as compared to the three-month period ended June 30, 2002. The decrease in net sales during the three-month period ended June 30, 2003 was primarily due to the lack of new sales of the Company's AP+ Series. And the Company's focus on the final development of the new product which is more adaptable to the market place.

         Gross profit for the three-month periods ended June 30, 2002 and 2003 amounted to $32,433 and $7,129 respectively, or 44% of sales for the period ended June 30, 2002 compared to 41% for the same period in the current year.

         Selling, general and administrative expenses for the three-month periods ended June 30, 2002 and 2003 were $96,494 and $155,160, respectively an increase of $58,666 or 62%. The increase in selling, general and administrative expenses for the three-month period ended June 30, 2003 were primarily due to the Company incurring increased consulting and professional fees, and management costs in the current quarter.

         Research and development expenses for the three-month period ended June 30, 2002 were $9,413 as compared to $4,200 for the three-month period ended June 30, 2003, a decrease of $5,213.

         For the three months ended June 30, 2002 interest expense was $28,880 and was $31,500 for the same period in 2003. Interest expense increased for the three-month period ended June 30, 2003 compared to the three-month period ended June 30, 2002 as the result of increased bridge loans and convertible debt borrowing's which occurred during the second half of 2002.

Six-Month Period Ended June 30, 2002 Compared with Six-Month Period Ended June 30, 2003

         The Company's net loss for the current six-month period ended June 30, 2003 was approximately $322,892 compared to a net loss of $135,139 for the six-month period ended June 30, 2002 an increase of $187,753. The increase in the net loss during the six-month period ended June 30, 2003 as compared to the six-month period ended June 30, 2002 is attributed to non-recurring settlement income of $125,465 recorded during the six-months ended June 30, 2002 in addition to lower sales during the six-months ended June 30, 2003 compared to 2002.

         Net sales for the six-month periods ended June 30, 2002 and 2003 were $100,473 and $17,937 respectively. Net sales decreased by approximately $82,536 or 82% for the six-month period ended June 30, 2003 as compared to the six-month period ended June 30, 2002. The decrease in net sales during the six-month period ended June 30, 2003 was primarily due to the lack of new sales of the Company's AP+ Series product to its customers and limited modification orders due to the difficult current market conditions within the technology sector.

         Gross profit for the six-month periods ended June 30, 2002 and 2003 amounted to $37,489 and $2,994, respectively, or 37% of sales for the period ended June 30, 2002 compared to 16% for the same period in the current year.

         Selling, general and administrative expenses for the six-month periods ended June 30, 2002 and 2003 were $221,875 and $203,769, respectively a decrease of $18,106 or 8%. The decrease in selling, general and administrative expenses for the six-month period ended June 30, 2002 were due to the Company incurring less costs associated with its consulting and professional fees, and reduced year to date personnel costs in the current period.

         Research and development expenses for the six-month period ended June 30, 2002 were $17,313 as compared to $11,050 for the six-month period ended June 30, 2003, a decrease of $6,263.

         For the six months ended June 30, 2002 interest expense was $58,905 and was $68,400 for the same period in 2003. Interest expense increased for the six-month period ended June 30, 2003 compared to the six-month period ended June 30, 2002 as the result of increased bridge loans and convertible debt borrowing's which occurred during the second half of 2002 and have been outstanding for the entire period in 2003.

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

         As of June 30, 2003, the Company's current assets were $58,419 and its current liabilities were $2,738,550 which resulted in a working capital deficit of $2,680,131. The Company's stockholders' deficit increased from $3,188,430 at December 31, 2002 to $3,483,802 at June 30, 2003.

         As of June 30, 2003, the Company's assets consisted primarily of $979 in cash, $20,028 in accounts receivable, $33,398 in inventory, $4,014 in prepaid expenses, $12,915 in property and equipment and $7,104 in other assets.

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

         As of June 30, 2003, the principal balance on the notes are $414,200. Effective August 2002, the Company negotiated payments terms of $5,000 per month on these notes. During the period ended June 30, 2003, the Company was unable to make the monthly payments. Company management feels that based on on-going discussions Bank officers, there is no current threat of further legal action.

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

ITEM 2. CHANGES IN SECURITIES

FORWARD STOCK SPLIT EFFECTIVE April 10, 2002.

         On January 19, 2002, the Board of Directors of the Company authorized and approved a forward stock split of 1 to 1.2 common shares effective April 10, 2002. On March 25, 2002, the Company filed a 10b-17 notice with the National Association of Securities Dealers, Inc. to effectuate the forward stock split as of April 10, 2002. On April 10, 2002, the forward stock split was effectuated and the 8,703,929 shares of common stock issued and outstanding were increased to 10,444,715 shares of common stock issued and outstanding. Per share amounts reflected in this quarterly report have been updated for this forward split.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


         (a) Exhibits.

                  None

         (b) Reports on Form 8-K:
                     None

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized

                                        ACCIDENT PREVENTION PLUS, INC.


Dated: August 21, 2003                  By: /s/ Alan Schwartz
                                            -----------------
                                        Alan Schwartz, President & CEO


         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: August 21, 2003                  By: /s/ Alan Schwartz
                                            -----------------
                                        Alan Schwartz, President & CEO


Dated: August 21, 2003                  By: /s/ Jennifer Swanson
                                            --------------------
                                        Jennifer Swanson, CFO

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

Dated: August 21, 2003                          by: /s/ Alan Schwartz
                                                    -----------------
                                                Alan Schwartz,
                                                President & CEO

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

         3.Based on my knowledge, the financial statements and other financial information included in this quarterly report fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

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

Dated: August 21, 2003                           by: /s/ Jennifer Swanson
                                                     --------------------
                                                     Jennifer Swanson,
                                                     Chief Financial Officer