Form 10QSB
period 2003-09-30
ACCIDENT PREVENTION PLUS INC
filed 2003-11-24
CIK 1084702

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 2003

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

Class                                    Outstanding as of September 30, 2003

Common Stock, $.001 par value            11,219,655

* The shares issued and outstanding have been adjusted to take into account the forward stock split of 1 to 1.2 effectuated April 10, 2002.

Transitional Small Business Disclosure Format (check one)

                               Yes [ ]    No [X]

                         ACCIDENT PREVENTION PLUS, INC.

                                      INDEX

                                                                            PAGE

PART I.  FINANCIAL INFORMATION

         Item 1.  Financial Statements.................................F-1 - F-9

         Item 2.  Management's Discussion and Analysis of
                  Financial Condition and Results of Operations............... 3

         Item 3.  Controls and Procedures..................................... 9

PART II. OTHER INFORMATION

         Item 1.  Legal Proceedings...........................................10

         Item 2.  Changes in Securities and Use of Proceeds...................11

         Item 3.  Defaults Upon Senior Securities.............................11

         Item 4.  Submission of Matters to a Vote of Security Holders.........11

         Item 5.  Other Information...........................................11

         Item 6.  Exhibits and Reports on Form 8-K............................11

SIGNATURES....................................................................12

CERTIFICATIONS................................................................13

                 ACCIDENT PREVENTION PLUS, INC. AND SUBSIDIARIES
                        CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE NINE MONTH PERIOD ENDED September 30, 2003
                                   (UNAUDITED)

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                            Page
                                                                          Number

Consolidated Balance Sheets at September 30, 2003 (unaudited)                F-2

Consolidated Statements of Operations for the three months ended
  September 30, 2003 (unaudited)                                             F-3

Consolidated Statements of Operations for the nine months ended
  September 30, 2003 (unaudited)                                             F-4

Consolidated Statement of Stockholders' Deficiency for the nine
   months ended September 30, 2003 (unaudited)                               F-5

Consolidated Statements of Cash Flows for the nine months
  ended September 30, 2003 (unaudited)                                       F-6

Notes to Consolidated Financial Statements                            F-7 to F-8

                 ACCIDENT PREVENTION PLUS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                              AT SEPTEMBER 30, 2003
                                   (UNAUDITED)

      Assets
Current Assets:
  Cash                                                              $     3,356
  Accounts receivable                                                    20,028
  Inventory                                                              37,748
  Prepaid expenses and other current assets                               4,014
                                                                    -----------
      Total Current Assets                                               65,146
Property and Equipment, Net                                              12,346
Other Assets:
  Other assets                                                            7,104
                                                                    -----------
      Total Other Assets                                                  7,104
                                                                    -----------
      Total Assets                                                  $    84,596
                                                                    ===========
      LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current Liabilities:
  Notes and loans payable, current portion                          $   165,700
  Notes and loans payable - related parties                             711,491
  Convertible notes payable                                             180,000
  Convertible notes payable - related parties                           250,000
  Accounts payable                                                      683,483
  Accrued expenses and other liabilities                                806,448
                                                                    -----------
      Total Current Liabilities                                       2,797,122
Notes and loans payable, net of current portion                         344,200
Common stock subject to rescission offer, $.001
  par value, 14,995 shares issued and outstanding                       181,189
Bridge loans, expected to convert 343,300 Stockholders' Deficit:
  Common stock - $.001 par value, 50,000,000 shares
    authorized, 11,219,655 shares issued and outstanding                 11,220
  Additional paid-in capital                                          6,211,914
  Accumulated deficit                                                (9,804,349)
                                                                    -----------
      Total Stockholders' Deficit                                    (3,581,215)
                                                                    -----------
      Total Liabilities and Stockholders' Deficit                   $    84,596
                                                                    ===========

          See accompanying notes to consolidated financial statements.

                 ACCIDENT PREVENTION PLUS, INC. AND SUBSIDIARIES
         CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
                                   (UNAUDITED)

                                                    For the three months ended
                                                          September 30,
                                                       2002            2003
                                                   ------------    ------------
Net Sales                                          $     50,206    $     30,297
Cost of Sales                                            12,298           7,739
                                                   ------------    ------------
Gross Profit                                             37,908          22,558
                                                   ------------    ------------
Expenses:
  Selling, general and administrative                   119,779          84,871
  Research and development                                5,001           3,600
                                                   ------------    ------------
      Total Expense                                     124,780          88,471
                                                   ------------    ------------
Loss Before Other Income (Expenses)                     (86,872)        (65,913)
Other Income (Expenses)
  Interest expense                                      (28,905)        (31,500)
  Amortization of debt issue costs                           --         (21,333)
  Settlement income                                         264              --
                                                   ------------    ------------
      Total Other Income (Expenses)                     (28,641)        (52,833)
                                                   ------------    ------------
Net Loss                                           $   (115,513)   $   (118,746)
                                                   ============    ============
Other Items of Comprehensive Income                      (1,163)             --
                                                   ------------    ------------
Comprehensive Net Loss                             $   (116,676)   $   (118,746)
                                                   ============    ============
Basic and Diluted Loss Per Share:
  Net Loss                                         $       (.01)   $       (.01)
                                                   ============    ============
Weighted Average Number of Shares Outstanding         9,995,262      11,219,655
                                                   ============    ============

          See accompanying notes to consolidated financial statements.

                 ACCIDENT PREVENTION PLUS, INC. AND SUBSIDIARIES
         CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
                                   (UNAUDITED)

                                                     For the nine months ended
                                                           September 30,
                                                        2002            2003
                                                   ------------    ------------
Net Sales                                          $    150,679    $     48,234
Cost of Sales                                            75,282          22,683
                                                   ------------    ------------
Gross Profit                                             75,397          25,551
                                                   ------------    ------------
Expenses:
  Selling, general and administrative                   341,654         288,640
  Research and development                               22,314          14,650
                                                   ------------    ------------
      Total Expenses                                    363,968         303,290
                                                   ------------    ------------
Loss Before Other Income (Expenses)                    (288,571)       (277,739)
Other Income (Expenses)
  Interest expense                                      (87,810)        (99,900)
  Amortization of debt issue costs                           --         (63,999)
  Settlement income                                     125,729              --
                                                   ------------    ------------
      Total Other Income (Expenses)                      37,919        (163,899)
                                                   ------------    ------------
Net Loss                                           $   (250,652)   $   (441,638)
                                                   ============    =============
Other Items of Comprehensive Income                          --              --
                                                   ------------    ------------
Comprehensive Net Loss                             $   (250,652)   $   (441,638)
                                                   ============    ============
Basic and Diluted Loss Per Share:
  Net Loss                                         $       (.03)   $       (.04)
                                                   ============    ============
Weighted Average Number of Shares Outstanding         9,588,699      11,161,552
                                                   ============    ============

          See accompanying notes to consolidated financial statements.

                 ACCIDENT PREVENTION PLUS, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIENCY
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002
                                   (UNAUDITED)


                                          COMMON STOCK          Additional                      Total
                                   -------------------------     Paid-in     Accumulated    Stockholders'
                                      Shares        Amount       Capital       Deficit       Deficiency
                                   -----------   -----------   -----------   -----------    -----------
Balances at January 1, 2003         10,951,655   $    10,952   $ 6,120,663   $(9,362,711)   $(3,231,096)
Issuance of common stock in
  connection with
  private placements @ $.10
  per share                            250,000           250        24,750            --         25,000
Issuance of common stock in
  connection for
  services performed @ $.14
  per share                             18,000            18         2,502            --          2,520
Amortization of debt issue costs            --            --        63,999            --         63,999
Net loss for nine months ended
  September 30, 2003                        --            --            --      (441,638)      (441,638)
                                   -----------   -----------   -----------   -----------    -----------
Balances at September 30, 2003      11,219,655   $    11,220   $ 6,211,914   $(9,804,349)   $(3,581,215)
                                   ===========   ===========   ===========   ===========    ===========

          See accompanying notes to consolidated financial statements.

                 ACCIDENT PREVENTION PLUS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                       For the nine months ended
                                                              September 30,
                                                            2002         2003
                                                         ---------    ---------
Operating activities
  Net loss                                               $(250,262)   $(441,638)
  Adjustments to reconcile net loss to net
    cash used for operating activities:
  Depreciation and amortization                             36,843        4,419
  Settlement income                                       (125,729)          --
  Amortization of debt issue costs                              --       63,999
Changes in Assets (Increase) Decrease:
  Inventory                                                 (4,885)     (17,401)
  Accounts receivable                                      (37,356)      (1,180)
  Prepaid expenses and other current assets                 22,255           --
Changes in Liabilities (Decrease):
  Cash overdraft                                            (8,623)          --
  Accounts payable and accrued expenses and
    other current liabilities                               31,308      107,803
                                                         ---------    ---------
  Net Cash Used In Operating Activities                   (336,449)    (283,998)
                                                         ---------    ---------
Cash Flows From Financing Activities:
  Proceeds from notes and loans payable                    288,135           --
  Repayment of notes and loans payable                    (101,320)      (5,030)
  Proceeds from convertible note payable                        --       82,500
  Proceeds from the sale of common stock                        --       25,000
  Proceeds from notes payable - related parties            152,020      183,500
                                                         ---------    ---------
  Net Cash Provided by Financing Activities                338,835      285,970
                                                         ---------    ---------
Net increase (decrease) in cash                              2,386        1,972
Cash and cash equivalents at beginning of year                  --        1,383
                                                         ---------    ---------
Cash and cash equivalents at end of year                 $   2,386    $   3,355
                                                         =========    =========
Supplemental Disclosure of Non-Cash Flow Information:
  Cash paid during the year for:
    Interest                                             $   5,025    $      --
                                                         =========    =========
    Income taxes                                         $      --    $      --
                                                         =========    =========
Supplemental Disclosures of Non-Cash
  Operating Activities:
Issuance of 6,781,058 shares of common stock as payment
  of accrued expenses and consulting fees                $ 745,917    $      --
                                                         =========    =========
Cancellation of accounts payable in settlements          $ 125,465    $      --
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

Former European Subsidiaries

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

NOTE 2 - GOING CONCERN

As indicated by the accompanying consolidated financial statements, the Company incurred recurring consolidated net losses. Additionally, the Company has significant deficits in both working capital and stockholders' equity. Further, as noted previously, the Company is delinquent in paying its payroll taxes to the IRS and has not complied with the payment schedules of its bank debt. These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

                 ACCIDENT PREVENTION PLUS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 3 - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, these financial statements do not include all of the information and footnotes required by generally accepted accounting principles. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 2003, are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. These consolidated financial statements should be read in conjunction with the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB, filed for the year ended December 31, 2002.

NOTE 4 - NOTES AND LOANS PAYABLE

         Bank of Smithtown                       $ 414,200
         Other loans payable                       110,700
                                                   -------
         Less: current portion                     180,700
                                                   -------
         Long-term portion                       $ 344,200
                                                   =======

a) Bank of Smithtown

         As of September 30, 2003, the Company is in arrears, yet has been in contact with the bank and anticipates payment terms to be acceptable to both parties.

b) Other

         At September 30, 2003, the Company has other notes and loans payable to individuals, due on demand, in the amount of $110,700. The interest rate on these notes is 10% per annum.

NOTE 5 - ACCRUED EXPENSES

Accrued expenses consist of the following at September 30, 2003:

         Interest payable                        $ 285,440
         Officer's salaries                        188,680
         Customer deposits                          71,016
         Payroll taxes                              55,000
         Other                                     206,312
                                                   -------
         Total                                   $ 806,448
                                                   =======

          See accompanying notes to consolidated financial statements.

                 ACCIDENT PREVENTION PLUS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 6 - COMMITMENTS AND CONTINGENCIES

a)  Payroll Taxes

As of September 30, 2003, the Company owes approximately $55,000 of payroll taxes and related estimated penalties and interest. Federal and state tax liens have been filed against the Company in connection with unpaid payroll taxes. During the quarter ended September 30, 2003, the Company has entered into a repayment agreement with the IRS to make monthly payments in the amount of $1,000 per month towards the unpaid balances of Federal payroll taxes. As of September 30, 2003, the Company has not entered into any repayment agreements with the respective state tax authorities.

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

CURRENT PROJECTS

         In the third quarter of 2003 the Company focused on the advancement of the APP products and increasing the sales and revenues. The Company has extended the contract with ATA for further research on the part of ATA. Additionally, the Company also entered into a bid with a major corporation for over 10,000 units, the outcome of this project bid is pending.

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

         In July of 2002 Accident Prevention Plus, Inc. entered into a QWSB Development Agreement with Qualcomm Inc. This agreement was established so APP could develop and design new hardware and software to interface with the Qualcomm "OmniTRACS" and "OmniExpress."

         During the third quarter 2003, the Company began designing a new unit which is less expensive to the end user and compatible in all vehicles providing a condensed version of the APP on Board Recorded for users that don't require all the capabilities of the current high-end APP on Board Recorders the Company provides. The Company expects this new unit to first be available to the marketplace in the first of 2004; and the Company believes research, design and other costs to bring the condensed unit to market to be approximately $250,000.

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

RESULTS OF OPERATIONS

THREE-MONTH PERIOD ENDED SEPTEMBER 30, 2002 COMPARED WITH THREE-MONTH PERIOD ENDED SEPTEMBER 30, 2003

         The Company's net loss for the three-month period ended September 30, 2003 was approximately $118,746 compared to a net loss of $116,676 for the three-month period ended September 30, 2002. The increase in the net loss of $2,070 during the three-month period ended September 30, 2003 as compared to the three-month period ended September 30, 2002 is attributed to the sales decrease resulting in lower gross profits; offset by lower selling, general and administration costs during the three months ended September 30,2003.

         Net sales for the three-month periods ended September 30, 2003 and 2002 were $30,297 and $50,206, respectively. Net sales decreased by approximately $19,909 or 40% for the three-month period ended September 30, 2003 as compared to the three-month period ended September 30, 2002. The decrease in net sales during the three-month period ended September 30, 2003 was primarily due to reduced new sales of the Company's AP+ Series, which are the result of current market conditions. The Company's focus on the final development of the new "right sized" product, which is intended to be more adaptable to the current markets demand for lower equipment costs represent management's belief that this is the Company's best course of action to increase sales to profitable levels.

         Gross profit for the three-month periods ended September 30, 2002 and 2003 amounted to $37,908 and $22,558 respectively, or 75% of sales for the period ended September 30, 2002 compared to 74% for the same period in the current year.

         Selling, general and administrative expenses for the three-month periods ended September 30, 2002 and 2003 were $119,779 and $84,871 respectively (a decrease of $34,908 or 29%). The decrease in selling, general and administrative expenses for the three-month period ended September 30,, 2003 were primarily due to the reduction of consulting/professional fees, and management costs.

         Research and development expenses for the three-month period ended September 30, 2002 were $5,001 as compared to $3,600 for the three-month period ended September 30, 2003 (a decrease of $1,401).

         Interest expense increased for the three-month period ended September 30, 2002 compared to the three-month period ended September 30, 2003 as the result of increased bridge loans and convertible debt borrowing's which occurred during the second half of 2002. For the three months ended September 30, 2002 interest expense was $28,905 and was $31,500 for the same period in 2003.

NINE-MONTH PERIOD ENDED SEPTEMBER 30, 2002 COMPARED WITH NINE-MONTH PERIOD ENDED SEPTEMBER 30, 2003

         The Company's net loss for the nine-month period ended September 30, 2003 was approximately $441,638 compared to a net loss of $250,652 for the nine-month period ended September 30, 2002 an increase of $190,986. The increase in the net loss during the nine-month period ended September 30, 2003 as compared to the nine-month period ended September 30, 2002 is attributed to settlement income recorded during the second quarter of 2002 and lower sales during the nine-months ended September 30, 2003.

         Net sales for the nine-month periods ended September 30, 2002 and 2003 were $150,679 and $48,234 respectively. Net sales decreased by approximately $102,445 or 68% for the nine-month period ended September 30, 2003 as compared to the nine-month period ended September 30, 2002. The decrease in net sales during the nine-month period ended September 30, 2003 was primarily due to the lack of new sales of the Company's AP+ Series product to its customers and limited modification orders due to the difficult current market conditions within the technology sector. The Company's focus on the final development of the new "right sized" product, which is intended to be more adaptable to the current markets demand for lower equipment costs represent management's belief that this is the Company's best course of action to increase sales to profitable levels.

         Gross profit for the nine-month periods ended September 30, 2002 and 2003 amounted to $75,397 and $25,551 respectively, or 50% of sales for the period ended September 30, 2002 compared to 53% for the same period in the current year.

         Selling, general and administrative expenses for the nine-month periods ended September 30, 2002 and 2003 were $341,654 and $288,640 respectively (a decrease of $53,014 or 16%). The decrease in selling, general and administrative expenses for the nine-month period ended September 30, 2003 were primarily due to the Company incurring less cost associated with its officers salaries, consulting/professional fees, and personnel costs.

         Research and development expenses for the nine-month period ended September 30, 2002 were $22,314 as compared to $14,650 for the nine-month period ended September 30, 2003 (an decrease of $7,664).

         Interest expense increased for the nine-month period ended September 30, 2002 compared to the nine-month period ended September 30, 2003 as the result of increased bridge loans and convertible debt borrowing's which occurred during the second half of 2002. For the nine months ended September 30, 2002 interest expense was $87,810 and was $99,900 for the same period in 2003.

LIQUIDITY AND CAPITAL RESOURCES

         As of September 30, 2003, the Company's current assets were $65,145 and its current liabilities were $2,797,122 which resulted in a working capital deficit of $2,731,977. The Company's stockholders' deficit increased from $3,124,429 at December 31, 2002 to $3,581,215 at September 30, 2003.

         As of September 30, 2003, the Company's assets consisted primarily of $3,355 in cash, $20,028 in accounts receivable, $37,748 in inventory, $4,014 in prepaid expenses, $12,346 in property and equipment and $7,104 in other assets.

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

         Bank of Smithtown

         A significant and estimated commitment for the Company for fiscal year 2003 is the amounts due and owing under a promissory note with Bank of Smithtown. These notes are part of a settlement agreement are secured by the assets of the Company and the shares of Common Stock owned of record by Richard Goodhart, the Company's then Chief Executive Officer.

         As of September 30, 2003, the principal balance on the notes are $414,200 Effective August 2002, the Company negotiated payments terms of $5,000 per month on these notes. During the period ended September 30, 2003, the Company was unable to make the monthly payments. Company management feels that based on on-going discussions Bank officers, there is no current threat of further legal action.

         Employment Agreements

         As of the date of this Quarterly Report, the Company has Employment Agreements with its President/CEO and its Chief Financial Officer.

         Product Development Expenditures

         As of September 30, 2003 the Company estimates that it will expend approximately $250,000 on the research, design and product developments costs to bring a condensed version of its APP on Board Recorders to market.

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

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

CONVERTIBLE DEBT

         During the nine-months ended September 30, 2003, the Company has borrowed $82,500 in notes which may be convertible into up to approximately 550,000 shares of the Company's common stock.

RECENT SALES OF UNREGISTERED SECURITIES

         During the ;nine months ended September 30, 2003, the Company issued 250,000 restricted shares of its common stock to accredited investors which generated proceeds of $25,000 and 18,000 shares were issued for services.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

         No report.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No report required.

ITEM 5.  OTHER INFORMATION

         No report required.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits.

31.1 Certification of CFO pursuant to Securities Exchange Act rules 13a-15 and 15d-15(c) as adopted pursuant to section 302 of the Sarbanes-Oxley act of 2002.

31.2 Certification of CEO pursuant to Securities Exchange Act rules 13a-15 and 15d-15(c) as adopted pursuant to section 302 of the Sarbanes-Oxley act of 2002.

32.1 Certification of Jennifer Swanson, Chief Financial Officer (Principal Accounting Officer) pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley act of 2002.

32.2 Certification of Alan Schwartz, President and Chief Executive Officer (Principal Executive Officer) pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley act of 2002.


         (b) Reports on Form 8-K:
                     None

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized

                                        ACCIDENT PREVENTION PLUS, INC.

Dated: November 24, 2003                By: /S/ ALAN SCHWARTZ
                                            -----------------
                                        Alan Schwartz, President & CEO



         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



Dated: November 20, 2003                By: /S/ ALAN SCHWARTZ
                                            -----------------
                                        Alan Schwartz, President & CEO



Dated: November 20, 2003                By: /S/ JENNIFER SWANSON
                                            --------------------
                                        Jennifer Swanson, CFO