Form 10KSB/A
period 2002-12-31
ACCIDENT PREVENTION PLUS INC
filed 2004-03-22
CIK 1084702

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB/A

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended December 31, 2002

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from____to_____

                         Commission file number 0-26257

                         ACCIDENT PREVENTION PLUS, INC.
                         ------------------------------
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

                                                                           PAGE
PART I

ITEM 1.      DESCRIPTION OF BUSINESS                                         3

ITEM 2.      PROPERTIES                                                     14

ITEM 3.      LEGAL PROCEEDINGS                                              14

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS            15

ITEM 5.      MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
               STOCKHOLDER MATTERS                                          15

ITEM 6.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS                          18

ITEM 7.      INDEX TO THE FINANCIAL STATEMENTS                              22

             CONSOLIDATED BALANCE SHEET                                    F-2

             CONSOLIDATED STATEMENTS OF OPERATIONS AND
               COMPREHENSIVE LOSS                                          F-3

             CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIENCY      F-4 - F-5

             CONSOLIDATED STATEMENTS OF CASH FLOWS                         F-6

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                    F-7

ITEM 8.      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS OF
               ACCOUNTING AND FINANCIAL DISCLOSURE                          23

ITEM 9.      DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND
               CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a)
               OF THE EXCHANGE ACT                                          24

ITEM 10      EXECUTIVE COMPENSATION                                         25

ITEM 11.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
               AND MANAGEMENT                                               27

ITEM 12.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                 28

ITEM 13.     EXHIBITS AND REPORTS ON FORM 8-K                               29

SIGNATURES                                                                  30

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

         Effective as of October 28, 1998, the Company entered into an Exchange Agreement (the "Exchange Agreement") with all of the equity members of APP LLC pursuant to which it was agreed that the equity members would exchange their interests in APP LLC for shares of common stock of the Company and the Companywould issue to the equity members shares of its common stock. As of October 28, 1998, the Company issued 14,205,970 shares of its restricted common stock to the equity members of APP LLC in accordance with the terms and provisions of the Exchange Agreement.

         In accordance with the terms and provisions of the Exchange Agreement and the Plan of Reorganization, the Company acts as the holding company of APP LLC and IPS-NY. As used in this Annual Report, the term "Company" will include the subsidiaries of the Company unless otherwise individually referenced.

         ACQUISITION OF INTERNATIONAL PURCHASING SERVICES, INC.

         International Purchasing Services, Inc. ("IPS-NY") was incorporated under the laws of the State of New York on March 3, 1993 to provide general purchasing services for other companies, and is a wholly-owned subsidiary of the Company. Effective as of October 28, 1998, the Company acquired IPS-NY by entering into an Agreement and Plan of Reorganization ("Plan of Reorganization") with IPS-NY pursuant to which it was agreed that (i) the sole shareholder of IPS-NY would transfer all of the issued and outstanding shares of IPS-NY to the Company in exchange for shares of common stock of the Company, and (ii) the Company would issue to the sole shareholder of IPS-NY 2,975,000 shares of its common stock. As of October 28, 1998, the Company issued 2,975,000 shares of its restricted Common Stock to the sole shareholder of IPS-NY.

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

         During fiscal year ended December 31, 2002, sales of the APP On Board Recording Systems products to the Company's customers accounted for approximately 100% of total revenues. For the fiscal year ended December 31, 2002, the Company had two unrelated customers that accounted for approximately 100% of total revenues.

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

         The number of commercial vehicles in the USA exceeds forty-nine million and there is close to three billion miles traveled by commercial trucks each year. Any company that requires fleet management, and fuel consumption as a large part of its budget, is a potential customer for APP.

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

         DISTRIBUTION AGREEMENTS

         In September of 2002 the Company entered into a distribution agreement with ATSR Europe. This agreement was singed for the sole purpose of furthering the ongoing and constant sales channels of the APP On Board Recorder throughout Europe and expanding this market place while giving the Company the representation it requires. It is essential that our Company has constant representation in Europe due to their advancement in this marketplace through commercial, private sector and governmental mandates requiring our system. This Agreement will allow Accident Prevention to be one of the worldwide leaders in this industry. ATSR Europe is made up a group of gentlemen, which have a long history of experience and success in this industry. Jean Luc Brocvielle, has over 20 years experience owning a transportation and logistics Company. Michael Gervis has also owned and operated a transportation and logistic company throughout Europe. Alain Ronzeau has over 20 years experience in managerial, sales and engineering for major electronics company. Rolland Chollet, heads up the installation and service division with many years experience in this field and Jean Paul Daveau, who is the original designer and engineer with Accident Prevention Plus, Inc. This group came together through the consensus that the APP On Board Recorder is the most dynamic and demanded system out there today. It has been made apparent through international news that this system is going to be an invariable necessity in Europe. AST Sarl is located in France and their territories will include France, Germany, Spain, Portugal, Netherlands, Belgium, Luxembourg, Greece and Morocco.

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

         EMPLOYEES AND CONSULTANTS

         As of the date of this Annual Report, the Company employs three persons on a full time and two person on a part time basis. The Company's President and Executive Vice Presidents are primarily responsible for all day-to-day operations of the Company. See "Item 9. Directors, Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act." Other services are provided by outsourcing and management contracts. As the need arises and funds become available, however, management may seek additional employees as necessary in the best interests of the Company. The following lists and describes certain services performed for the Company by a consultant during the prior fiscal year.

         i)APP LLC and Bristol Consulting Ltd. ("Bristol") entered into a consulting agreement dated July 30, 1998 (the "Bristol Consulting Agreement"), pursuant to which Bristol agreed for a period of five years to (i) assist in the development of an international market for the APP On Board Recording Systems products and related product lines; and (ii) provide advice regarding corporate structure, capital acquisition, contracts, equity partners and mergers and acquisitions pertaining to the Middle East and Far East. The Bristol Consulting Agreement further provided that APP LLC would pay to Bristol a monthly fee of $5,000 for the first three months and, thereafter, a monthly fee of $10,000 for the duration of the Bristol Consulting Agreement and that Bristol would have the option to convert any debt due and owing under the Bristol Consulting Agreement into shares of the Company's common stock.

         As of August 24, 2001, the Bristol Consulting Agreement was terminated and no longer has any force or effect. During fiscal years 2001 and 2000, Bristol performed certain services on behalf of the Company including, but not limited to, (i)the development of international markets and consummation of certain distribution contracts; and (ii) the establishment of contractual relationships for the manufacture of accelerometers in the Far East. During fiscal years 1998 and 1999, respectively, Bristol was primarily responsible for introductions to the Company of certain companies, including a company which would manufacture the accelerometers for the Company.

         Therefore, as of August 6, 2001 and August 27, 2001, the Company and Bristol entered into an agreement buyout and forgiveness of debt (the "Forgiveness of Debt Agreement") evidencing an aggregate of $874,778.78 due and owing Bristol and a settlement agreement (the "Settlement Agreement").

         As of December 13, 2001, the Company and Bristol entered into an amendment to the Forgiveness of Debt Agreement evidencing an aggregate of $890,916.44 due and owing Bristol as follows: (i) notes payable of $280,400.00;
(ii)accrued interest of $25,516.44; (iii) accrued consulting fees payable of $345,000.00; and (iv) balance owed against Consulting Agreement of $240,000.00.

         As of December 13, 2001, the Company and Bristol entered into an amendment to the Settlement Agreement pursuant to which (i) the Company ratified and confirmed that Bristol has the right to convert the $240,000.00 due and owing Bristol under the Consulting Agreement into shares of restricted Common Stock of the Company at the rate of $0.132 per share; (ii)the Company provided Bristol and its assignees with the right to convert the remaining debt of $650,916.44 due and owing Bristol into shares of restricted Common Stock of the Company at the rate of $0.132 per share; and (iii) provided that the debt of $890,916.44 be satisfied by the issuance to Bristol or its assignees of an aggregate of 6,749,367 shares of the Company's restricted Common Stock at the rate of $0.132 per share (which would not be subject to adjustments pursuant to any reverse stock split, recapitalization, combination of shares, exchange of shares or other like change in the capital structure of the Company).

         On January 16, 2002, the board of directors held a meeting at which it
(i) ratified the amendment to the Settlement Agreement and approved the issuance of 6,749,367 shares of Common Stock to Bristol or its assignees to satisfy the debt of $890,916.44; (ii) acknowledged that Bristol had entered into assignment agreements dated July 30, 1998, respectively, with Sampson Global Ltd., World Asset Management Ltd. and Atlantic Financial Enterprises Ltd., in which Bristol proportionately assigned to the respective entities certain of its rights to the debt and to its right to convert the debt into shares of restricted Common Stock; (iii) acknowledged receipt of a conversion notice from Sampson Global Ltd.; (iv) authorized the issuance of 454,545 shares of its restricted Common Stock to Sampson Global Ltd. to settle a portion of the debt due and owing Bristol under the Consulting Agreement; and (v) authorized the issuance of an aggregate of 5,196,337 shares of its restricted Common Stock to Bristol to settle the remaining debt due and owing to Bristol in the amount of $745,916.44.

         On August 21, 2002, the Company and Bristol entered into a settlement agreement pursuant to which Bristol agreed to return to the Company 3,500,000 shares of restricted Common Stock held of record by Bristol pursuant to the issuance on January 16, 2002. As of the date of this Annual Report, Bristol has returned to the Company certificates evidencing an aggregate of 3,200,000 shares of Common Stock, which have been cancelled and the shares returned to treasury. See "Part I. Item 5. Market for Common Equity and Related Stockholder Matters - Recent Sales of Unregistered Securities and Changes in Control of the Company."

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

ITEM 2.  PROPERTIES

         Except as otherwise described herein, the Company does not own any real estate or other properties. The Company leases office space in Florida. Its principal executive offices are located at 9091 North Military Trail, Suite 12, Palm Beach Gardens, Florida 33409. On January 10, 2000, and as amended November 15, 2001 and November 15, 2002, the Company entered into a lease agreement (the "Lease Agreement"). Pursuant to the terms and provisions of the Lease Agreement:
(i) the term is for a two-year period with an option to renew for an additional two-year period; and (ii) the Company must make monthly payments of $1,000 for the remainder of the term of the Lease Agreement. Management of the Company believes that the office space is adequate for its reasonable foreseeable needs. The Company does not intend to acquire any real property.

ITEM 3.  LEGAL PROCEEDINGS

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of the Company's shareholders through the solicitation of proxies or otherwise during fiscal year ended December 31, 2002.

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         MARKET INFORMATION

         The Company's Common Stock is traded on the Over-the-Counter Bulletin Board under the symbol "ACPL". The market for the Company's Common Stock is limited, volatile and sporadic and could be subject to wide fluctuations in response to quarter to quarter variations in operating results, news announcements, trading volume, sales of Common Stock by officers, directors and principal shareholders of the Company, general market trends, changes in the supply and demand for the Company's shares, and other factors. The following table sets forth the high and low sales prices relating to the Company's common stock for fiscal year 2001. These quotations reflect inter-dealer prices without retail mark-up, mark-down or commissions, and may not reflect actual transactions.


                                               FISCAL YEARS ENDED
                                               DECEMBER 31,

                                      2001                   2002
                                HIGH BID  LOW BID      HIGH BID  LOW BID
                                -----------------      -----------------
First Quarter                     $3.90     $1.73        $ .95     $ .21
Second Quarter                     1.26       .54          .90       .17
Third Quarter                       .78       .19          .30       .15
Fourth Quarter                      .21       .18          .30       .13
First Quarter 2003                $ .35

         HOLDERS

         As of the date of this Annual Report, the 11,219,655 shares of common stock are held by approximately 300 holders of record.

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

         FORWARD STOCK SPLIT

         On January 19, 2002, the Board of Directors of the Company authorized and approved a forward stock split of 1 to 1.2 common shares effective April 10, 2002. The Board of Directors based its decision upon an analysis of the Company's potential business prospects, which the Board of Directors believed, would quickly escalate the Company's growth over the next six months. The Board of Directors further believed that the future per-share price of the common stock will reflect that growth, and thus determined that this was an opportunity to reward the Company's shareholders and increase the number of available shares on the market.

         On March 25, 2002, the Company filed a 10b-17 notice with the National Association of Securities Dealers, Inc. to effectuate the forward stock split as of April 10, 2002. On April 10, 2002, the forward stock split was effectuated and the 8,783,931 shares of common stock issued and outstanding were increased to 10,540,717 shares of common stock issued and outstanding.

         The Company's Common Stock is traded on the Over-the-Counter Bulletin Board under the symbol "ACPL". The market for the Company's Common Stock is limited, volatile and sporadic and could be subject to wide fluctuations in response to quarter to quarter variations in operating results, news announcements, trading volume, sales of Common Stock by officers, directors and principal shareholders of the Company, generalmarket trends, changes in the supply and demand for the Company's shares, and other factors.

         SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

         As of the date of this Annual Report, there are instrument, contractual Arrangements or other equity compensation plans under which the shares of the Company's Common Stock are (i) subject to outstanding options or warrants to purchase shares of Common Stock; or (ii) securities convertible into shares of Common Stock.

         As of the date of this Annual Report, there are certain convertible notes issued and outstanding as follows: (i) a $250,000.00 convertible promissory note bearing interest at prime per annum (4.75% at December 31, 2001) convertible into shares of Common Stock at the rate of $14.50 per share; (ii) seven convertible promissory notes aggregating $450,000.00 bearing interest at 15% per annum convertible into shares of Common Stock at the rate of $14.50 per share; (iii) sixteen convertible promissory notes aggregating $593,400.00 bearing interest at 10% per annum convertible into shares of Common Stock at the rate of $14.50 per share (of which certain holders thereof converted an aggregate of $863,400.00 of principal and $123,776 of accrued interest into 68,081 shares of Common Stock); and (iv) various additional convertible promissory notes aggregating $386,100.00 bearing interest at 10% per annum convertible into shares of Common Stock at the rate of $12.00 per share (of which certain holders thereof converted an aggregate of $125,000.00 of principal into 1,550,000 shares of Common Stock).

                                                  Equity Compensation Plan
Information
-------------------------------------------------------------------------------------------------------------------
                           Number of Securities      Weighted-Average Exercise            Number of Securities
                            To be Issued Upon          Price of Outstanding                Remaining Available for
                           Exercise of Outstanding       Options, Warrants              Future Issuance Under
Plan Category                Options, Warrants              and Rights                  Equity Compensation Plans
                                and Rights                                                 (excluding column (a))
                                    (a)                          (b)                                 (c)
-------------------------------------------------------------------------------------------------------------------
Equity Compensation                 n/a                          n/a                                 n/a
Plans Approved by
Security Holders
                                   (1)
Equity Compensation            452,500 shares                  $14.50                                -0-
Plans Not Approved by              (2)
Security Holders -             181,660 shares                  $14.50                                -0-
Convertible Promissory             (3)
Notes                             shares                       $14.50                                -0-
                                   (4)
                                  shares                       $12.00                                -0-
                                   (5)
Total                          849,860 shares
-------------------------------------------------------------------------------------------------------------------

         (1) Shares are estimated based on conversion of principal amount only. On December 16, 1999, the Company issued the convertible promissory note in the aggregate amount of $250,000.00 bearing interest at prime per annum (4.75% at December 31, 2001) convertible into shares of Common Stock at the rate of $14.50 per share.

         (2)Shares are estimated based on conversion of aggregate principal amount only. During fiscal year ended December 31, 2000, the Company issued seven convertible promissory notes in the aggregate amount of $450,000.00 bearing interest at 15% per annum convertible into shares of Common Stock at the rate of $14.50 per share.

         (3)Shares are estimated based on conversion of aggregate principal amount only. During fiscal year ended December 31, 2000, the Company issued sixteen additional convertible promissory notes in the aggregate amount of $593,400 bearing interest at 10% per annum convertible into shares of Common Stock at the rate of $14.50 per share (of which certain holders thereof converted an aggregate of $863,400.00 in principal and $123,776 in accrued interest into 68,081 shares of Common Stock).

         (4)Shares are estimated based on conversion of aggregate principal amount only. During fiscal year ended December 31, 2002, the Company issued various convertible promissory notes in the aggregate amount of $386,100.00 bearing interest at 10% per annum convertible into shares of Common Stock at the rate of $12.00 per share (of which certain holders thereof converted an aggregate of $125,000.00 in principal into 1,550,000 shares of Common Stock).

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

         During fiscal year 2002, management of the Company deemed it imperative that the 19 business operations of the Company be directed and focused on the distribution, marketing and sales channels for its products. As of the date of this Annual Report, the Company derives its revenues principally from the marketing and sale of onboard recording systems, called the APP On Board Recording Systems products, and other related products to customers generally in the fleet management and driver training industries. The Company through its implementation of maintenance contracts and integration contracts and its subsidiary generated additional revenues.

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

         Interest expense decreased to $116,690 during fiscal year ended December 31, 2002 compared to interest expense of $139,634 during fiscal year ended December 31, 2001 (a decrease of $22,944). The decrease in interest expense resulted primarily from the settlement of certain debts and accrued interest due and owing and the conversion of certain convertible notes payable.

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

         As of December 31, 2002, the Company's current assets were $44,714 and its current liabilities were $2,511,105 , which resulted in a working capital deficit of ($2,466,391) . As of December 31, 2002, the Company's total assets were $173,165 and its total liabilities were $4,156,005. As of December 31, 2001, the Company's total liabilities exceeded its total assets by $3,124,429. The Company's stockholders' deficit decreased from ($4,660,145) for fiscal year ended December 31, 2001 to ($3,124,429) for fiscal year ended December 31, 2002

         As of December 31, 2001, the Company was in arrears with most of its creditors. As of the date of this Annual Report, the financial institution has either taken limited action or no action. Although management is optimistic that they will be able to negotiate waivers and/or restructure this loan, investors are cautioned that there can be no assurance that management will be able to achieve these objectives.

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

         The board of directors has considered whether the regulatory provision of non- audit services is compatible with maintaining the principal independent accountant's independence.

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

                                                                   Page No.

Independent Auditors' Report                                           F-1

Consolidated Balance Sheet At December 31, 2002                        F-2

Consolidated Statements of Operations and Comprehensive Loss
  For the Years Ended December 31, 2002 and 2001                       F-3

Consolidated Statements of Stockholders' Deficiency
  For the Years Ended December 31, 2001 and 2002                 F-4 - F-5

Consolidated Statements of Cash Flows For the Years
  Ended December 31, 2002 and 2001                                     F-6

Notes to Consolidated Financial Statements                       F-7 - F-22

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

                                        Schuhalter, Coughlin & Suozzo, P.C


Raritan, New Jersey

May 20, 2003

                 ACCIDENT PREVENTION PLUS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                              AT DECEMBER 31, 2002


      ASSETS
Current Assets:
  Cash                                                               $ 1,384
  Accounts Receivable                                                 18,848
  Inventory                                                           20,348
  Prepaid expenses and other current assets                            4,134
                                                                   ---------
      Total Current Assets                                            44,714

Property and Equipment, Net                                           14,679

Other assets                                                           7,104
                                                                   ---------
      Total Other Assets                                               7,104
                                                                   ---------
      Total Assets                                                    66,497
                                                                   =========

      LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities:
  Notes and loans payable, current portion                           165,699
  Notes and loans payable - related parties                          532,691
  Convertible notes payable                                          180,000
  Convertible notes payable - related parties                        250,000
  Accounts payable                                                   707,038
  Accrued expenses and other liabilities                             675,676
                                                                   ---------
      Total Current Liabilities                                    2,511,104

Notes and loans payable, net of current portion                      344,200
Common Stock Subject to Rescission Offer, - $.001 par value,
  14,995 shares issued and outstanding                               181,189

Bridge loans expected to convert to equity                           261,100

Commitments & Contingencies                                                -

Stockholders' Deficiency:
  Common stock - $.001 par value, 50,000,000 shares authorized;
    10,951,655 issued and outstanding                                 10,952

  Additional paid-in capital                                       6,120,663

  Accumulated deficit                                             (9,362,711)
                                                                   ---------
      Total Stockholders' Deficiency                              (3,231,096)
                                                                   ---------
      Total Liabilities and Stockholders'  Deficiency               $ 66,497
                                                                   =========

The accompanying notes are an integral part of these consolidated financial statements.

                 ACCIDENT PREVENTION PLUS, INC. AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

                                                        For the Years Ended
                                                            December 31,
                                                         2002           2001
                                                     -----------    -----------

Net Sales                                            $   150,679    $    64,628

Cost of Sales                                            127,241        116,681
                                                     -----------    -----------
Gross Profit (Loss)                                       23,438        (52,053)
                                                     -----------    -----------
Expenses:
  Selling, general and administrative                    873,135      1,921,972
                                                     -----------    -----------
  Research and development                                40,583          7,393
                                                     -----------    -----------
      Total Expenses                                     913,718      1,929,365

Loss Before Other Income (Expenses)                     (890,280)    (1,981,418)
                                                     -----------    -----------
Other Income (Expenses):
  Debt issue costs and gains from
    extinguishment of debt  (net)                        149,840       (526,451)

  Loss on foreign currency transactions                       --        (19,851)

  Interest expense                                      (116,690)      (139,634)
                                                     -----------    -----------
      Total Other Income (Expenses)                       33,150       (685,936)
                                                     -----------    -----------
Loss Before Provision For Income Taxes                  (857,130)    (2,667,354)
                                                     -----------    -----------
Provision For Income Taxes                                    --             --
                                                     -----------    -----------
Net Loss                                                (857,130)    (2,667,354)
                                                     -----------    -----------
Other Items of Comprehensive Operations
  - Foreign Currency Translation                              --         (5,675)
                                                     -----------    -----------
Comprehensive Loss                                   $  (857,130)   $(2,673,029)
                                                     ===========    ===========
Basic Earnings Per Share:
  Net Loss                                           $      (.11)   $     (1.19)
                                                     ===========    ===========
  Weighted Average Number of Shares
    Outstanding                                        7,857,785      2,244,338
                                                     ===========    ===========

The accompanying notes are an integral part of these consolidated financial statements.



                                         ACCIDENT PREVENTION PLUS, INC. AND SUBSIDIARIES
                                       CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY
                                              FOR THE YEAR ENDED DECEMBER 31, 2001



                                                                                      Other
                                                                                    Accumulated
                                              Common Stock          Additional     Comprehensive                         Total
                                         ---------------------       Paid-in          Income          Accumulated     Stockholders'
                                           Shares      Amount        Capital          (Loss)           Deficit         Deficiency
                                         ---------    --------      ---------      -------------      -----------     -------------

For the Year Ended December 31, 2001

Balances at December 31, 2000            1,798,824    $  1,799     $1,170,607        $   5,675       $(5,838,226)     $(4,660,145)

Cash contribution by sharehold                   -           -        440,866                -                  -         440,866

Issuance of common stock for
  convertible notes                         68,081          68        987,108                -                  -         987,176

Forgiveness of debt by shareholders              -           -         75,464                -                  -          75,464

Common stock issuance cost                       -           -         (2,888)               -                  -          (2,888)

Issuance of common stock for
  consulting and other expenses             75,162          75        347,396                -                  -         347,471

Amortization of debt issuance costs              -           -        526,451                -                  -         526,451

Foreign currency translation
  adjustment                                     -           -              -           (5,675)                 -          (5,675)

Issuance of common stock for Bristol
  consulting fees                        1,098,485       1,099        143,901                -                  -         145,000

Cancellation of accrued salaries due
  to officers                                    -           -        590,413                -                  -         590,413

Net loss                                         -           -              -                -        (2,667,354)      (2,667,354)
                                         ---------    --------      ---------      -------------      -----------     -------------

Balances at December 31, 2001            3,040,552    $  3,041     $4,279,318        $       -       $(8,505,580)     $(4,223,221)
                                         =========    ========      =========      =============      ===========     =============



The accompanying notes are an integral part of these consolidated financial statements.




                                         ACCIDENT PREVENTION PLUS, INC. AND SUBSIDIARIES
                                       CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY
                                              FOR THE YEAR ENDED DECEMBER 31, 2002



                                                                                       Other
                                                                                    Accumulated
                                              Common Stock          Additional     Comprehensive                         Total
                                         ---------------------       Paid-in          Income          Accumulated     Stockholders'
                                           Shares      Amount        Capital          (Loss)            Deficit        Deficiency
                                         ---------    --------      ---------      -------------      -----------     -------------

Balances at December 31, 2001            3,040,552     $ 3,041     $4,279,318       $        -       $(8,505,580)     $(4,223,221)


Adjustments for forward split of
1.2 shares to 1 effective
April 10, 2002                             608,110         608           (608)               -                  -                -
                                         ---------    --------      ---------      -------------      -----------     -------------

Opening balance, as adjusted
 January 1, 2002                         3,648,662       3,649      4,278,710                -        (8,505,580)      (4,223,221)

Issuance of common stock to
 cancel accrued expenses,
 other liabilities and
 trade payables                          3,906,399       3,906      1,278,428                -                  -       1,282,334

Issuance of common stock for
 convertible notes                       1,550,000       1,550        123,450                -                  -         125,000

Amortization of debt issuance costs              -           -         12,333                -                  -          12,333

Issuance of common stock for
cash, net of expenses of $11,946           571,594         572         77,667                -                  -          78,239

Issuance of common stock for
 services                                1,275,000       1,275        350,075                -                  -         351,350

Net loss for the year                            -           -              -                -          (857,131)        (857,131)
                                         ---------    --------      ---------      -------------      -----------     -------------

Balances at December 31, 2002           10,951,655    $ 10,952     $6,120,663        $       -       $(9,362,711)     $(3,231,096)
                                         =========    ========      =========      =============      ===========     =============



(1) Share amounts have been restated to reflect the one-for-ten reverse stock split on November 26, 2001.



The accompanying notes are an integral part of these consolidated financial statements.




                 ACCIDENT PREVENTION PLUS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                               For the Years Ended
                                                                   December 31,
                                                               2002           2001
                                                           -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                    (857,130)   $(2,667,354)
  Adjustments to reconcile net loss to net
    cash used in operating activities:
  Amortization of debt discount                                 21,333        526,451
  Depreciation and amortization                                 49,124         52,251
  Net gains on cancellation of debt                           (171,173)            --
  Common stock issued for consulting and other expenses         50,000        492,471
  Common stock issued in connection with employment
    agreement                                                  270,250             --
  Foreign currency translation                                      --         (5,675)
  Changes in Assets (Increase) Decrease:
    Inventory                                                   18,327         23,273
    Accounts receivable                                        (18,848)        76,444
    Prepaid expenses and other current assets                   36,000         37,772
    Other assets                                                (8,623)        10,962
  Changes in Liabilities Increase (Decrease):
    Cash overdraft                                                  --          8,623
    Accounts payable and accrued expenses                      293,868      1,126,473
                                                           -----------    -----------
      Net Cash Used In Operating Activities                   (316,872)      (318,309)
                                                           -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment                            (1,780)       (10,515)
                                                           -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of notes and loans payable                 --         55,000
  Repayments of notes and loans payable                       (120,542)      (368,105)
  Repayments of capital lease                                       --        (18,204)
  Proceeds from issuance of convertible notes payable          386,100             --
  Proceeds of issuance of common stock                          78,239             --
  Repayment of notes and loans payable - related parties       (30,000)            --
  Costs associated with common stock                                --         (2,888)
  Proceeds from issuance of notes and loans payable -
    related parties                                              6,238        221,565
  Cash contribution by shareholder                                  --        440,866
                                                           -----------    -----------
      Net Cash Provided By Financing Activities                320,035        328,234
                                                           -----------    -----------
Net Increase (Decrease) in Cash                                  1,383           (590)

Cash and Cash Equivalents - Beginning of Year                       --            590
                                                           -----------    -----------
Cash and Cash Equivalents - End of Year                    $     1,383    $        --
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

                 ACCIDENT PREVENTION PLUS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Earnings Per Share

Basic loss per common shares ("EPS") is computed as net loss divided by the weighted- average number of common shares outstanding during the period. Diluted EPS includes the impact of common stock potentially issuable upon the exercise of options and warrants. Potential common stock has been excluded from the computation of diluted net loss per share as their inclusion would be anti-dilutive.

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

Effect of New Accounting Standards

Recently Accounting Pronouncements

In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statement No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 requires that gains and losses from extinguishment of debt be classified as extraordinary items only if they meet the criteria in APB No. 30 ("Opinion No. 30"). Applying the provisions of Opinion No. 30 will distinguish transactions that are part of an entity's recurring operations from those that are unusual and infrequent that meet the criteria for classification as an extraordinary item. The Company is required to adopt SFAS No. 145 no later than the first quarter of fiscal 2003, although early adoption is allowed. The Company has not yet evaluated the impact from SFAS No. 145 on its financial position and results of operations, if any.

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

                 ACCIDENT PREVENTION PLUS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Debt Issue Costs and Gains From Extinguishment of Debt

The Company has issued convertible debt, exchanged shares to cancel certain liabilities and abandoned certain foreign subsidiaries, and has recorded debt issuance costs, gains on cancellation of debt and amortization of debt issue costs as follows:

                                                           For the Years Ended
                                                               December 31,
                                                            2002         2001
                                                         ---------   ---------
Amortization (expense) of debt issuance costs            $(526,451)  $ (12,333)
(Loss) on extinguishment of debt                                --    (163,599)
Gain on abandonment of foreign subsidiary
   with liabilities in excess of basis                          --     334,772
                                                         ---------   ---------
Debt Issuance Costs and Gain an Extinguishments (Net)    $(526,451)  $ 149,840
                                                         =========   =========

                 ACCIDENT PREVENTION PLUS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

                                                                   For the Years Ended
                                                                       December 31,
                                                                    2001          2002
                                                                -----------    ----------
Supplemental Disclosure of Non-Cash Flow Information:

  Cash paid during the year for:
    Interest                                                    $    32,594    $    6,490
                                                                ===========    ==========
    Income taxes                                                $        --    $
                                                                ===========    ==========
Supplemental Disclosures of Non-Cash Operating Activities:

  Issuance of 81,697 and 1,550,000 shares of common
    stock in connection with conversion of notes payable
    and interest                                                $   987,177    $  125,000
                                                                ===========    ==========
  Issuance of 1,408,377 and 3,906,399 shares of common
    stock as a payment of accrued fees and other
    liabilities                                                 $   492,471    $1,282,334
                                                                ===========    ==========
  Issuance of 1,275,000 shares of common  stock for
    services                                                    $        --    $  351,350
                                                                ===========    ==========
  Cancellation of accrued salaries due to officers              $   590,413
                                                                ===========
  Contribution by shareholder to settle debt of Company         $    75,464
                                                                ===========

NOTE 4 - PROPERTY AND EQUIPMENT

Property and equipment are as follows at December 31, 2002:

        Furniture & Equipment                             $   18,943
                                                          ----------
        Computer Equipment                                    52,236
                                                              73,179
                                                          ----------
        Less: Accumulated depreciation                        58,500

                                                          $   14,679
                                                          ==========

Depreciation expense for the years ended December 31, 2002 and 2001 amounted to $12,124 and $16,251, respectively.

                 ACCIDENT PREVENTION PLUS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


straight - line basis over a period of three years. Amortization expense for the years ended December 31, 2001 and 2000 was $36,000 and $37,000, respectively. Accumulated amortization expense at December 31, 2002 amounted to $87,000.

NOTE 6 - NOTES AND LOANS PAYABLE

        Bank of Smithtown                $ 414,200
        Other loan payable                  95,700
                                         ---------
                                         $ 509,900
                                         =========

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

Aggregate maturities of long-term debt is as follows:

                     Year Ending
                     December 31,
                     ------------
                         2003                 $ 165,700
                         2004                    60,000
                         2005                    60,000
                         2006                    60,000
                         2007                    60,000
                         Thereafter             104,200
                                              ---------
                         Total                $ 509,900
                                              =========

NOTE 7 - NOTES AND LOANS PAYABLE - RELATED PARTIES

As of December 31, 2002

loans payable to related parties totalling $816,453 are comprised of the following:

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

During the year ended December 31, 2000, the Company entered into sixteen convertible 10% promissory notes aggregating $593,400. The promissory notes are due on December 31, 2002, bearing interest at 10% per annum and are payable monthly in arrears or upon maturity or any earlier conversion of the note. The promissory notes contain a provision stating that beginning January 2, 2001 that upon a 10 day notice the note is due on demand. At any time subsequent to December 31, 2000, the noteholders will have the right to convert the principal and accrued interest in whole or in part into common stock at $14.50 per share.

During the period of January 2001 through April 2001, convertible note holders converted principal and related interest on the notes they were holding into common stock of the Company. The noteholders converted an aggregate of $863,400 of principal and $123,776 of interest into 68,081 shares of common stock.

During 2002, the Company issued various convertible notes, totaling $386,100, of which $125,000 of principle was converted into 1,550,000 shares of the Company's common stock. At December 31, 2002 $261,100 of the notes remain outstanding which are convertible into shares of approximately 3,200,000 of the Company's common stock. These notes are expected to be converted over the next 18 months, at an average price of $.12 per share, which bear interest at 10%. The Company recorded $119,000 of debt issuance costs and a like amount as additional paid in capital based on the equity value of the conversion feature. Charges of $12,333 of amortization of debt issue costs were incurred during 2002.

At December 31, 2002, the balance due on "prior" convertible notes payable is $180,000 and the balance due on related party convertible notes payable is $250,000, all of which are in arrears.

NOTE 9 - ACCRUED EXPENSES

Accrued expenses consist of the following at December 31, 2002:

        Interest payable                            $194,140
        Officer's salaries                           167,500
        Customer deposits                             71,016
        Payroll taxes                                 54,000
        Other                                        189,020
                                                   ---------
                                                   $ 675,676
                                                   =========
                                                                            F-13

                 ACCIDENT PREVENTION PLUS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 - COMMON STOCK SUBJECT TO RESCISSION OFFER

Common stock sold subsequent to August 3, 1999 pursuant to the Company's limited offering memorandums of January and April 1999, may be in violation of the requirements of the Securities Act of 1933. In addition, certain state securities rules and regulations may not have been complied with to ensure availability of a private placement transaction exemption. As such, the proceeds of $202,939 from the issuance of 13,996 shares of common stock through December 31, 1999 were classified outside of equity in the balance sheet and classified as common stock subject to rescission. On April 18, 2000, the Company repurchased 1,500 shares of common stock from two of the related shareholders. The Company has subsequently cancelled these shares. As of December 31, 2002, the balance of proceeds was $181,189 and the related shares were 12,496. As of December 31, 2002, no additional investors have requested the Company to repurchase their shares.

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

                 ACCIDENT PREVENTION PLUS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

                 ACCIDENT PREVENTION PLUS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

                 ACCIDENT PREVENTION PLUS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The Company leases its office facility under a non-cancelable operating lease requiring future minimum rentals as follow:

                   Years Ending
                       2003                    $ 11,000
                                               --------
                                               $ 11,000
                                               ========

Rent expense for the years ended December 31, 2002 and 2001 was $30,000 and $95,980 respectively.

                 ACCIDENT PREVENTION PLUS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Litigation

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

While the Company cannot predict the outcome of any settlement, the Company estimates that its liability under this litigation will not exceed $71,000. Accordingly, an accrual of $71,000 was reflected in the accompanying December 31, 2002 consolidated balance sheet.

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

NOTE 12 - STOCKHOLDERS' DEFICIENCY

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

         Options Granted Outside the Stock Option Plan
         ---------------------------------------------

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

                 ACCIDENT PREVENTION PLUS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A summary of the Company's stock option activity and related information follows:

                                  Number of                     Weighted
                                   Shares         Range of       Average
                                    Under       Option Price    Exercise
                                   Option        Per Share       Price

Balance at January 1, 2001          264,000     $     12.09    $   12.09
  Granted                         7,238,968     $       .34    $     .34
  Exercised                              --             --            --
  Canceled                               --             --            --
                                 ----------     -----------    ---------
Balance at December 31, 2001      7,502,968     $     12.09    $    0.74
                                 ==========     ===========    =========
  Granted                         3,000,000     $ .75-$2.50    $    1.42

  Exercised                              --             --            --
  Canceled                       (7,238,968)           (.34)        (.34)
                                 ----------     -----------    ---------
Balance at December 31, 2002      3,264,000     $.75-$14.50    $    2.28
                                 ==========     ===========    =========

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

                                                   Years Ended December 31,
                                                     2001            2002
                                                     ----            ----
Net loss:
  As reported                                  $  (2,667,354)     $    (857,130)
                                               =============      =============
  Pro forma                                    $  (4,404,706)     $  (1,198,620)
                                               =============      =============
Basic and diluted loss per share:
  As reported                                  $       (1.12)     $       (0.11)
                                               =============      =============
  Pro forma                                    $       (1.97)     $       (0.15)
                                               =============      =============

The fair value of stock options granted were estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted-average fair value and related assumptions:

                                                   At December 31,
                                                  2001         2002
                                                  ----         ----
         Weighted average fair value             $  .24         $.11
         Expected volatility                      90%           1.15%
         Risk-free interest rate                   3.5%         4.5%
         Expected life (years)                     5            3
         Expected dividend yield                   0            0

Significant Common Stock Transactions for 2002:

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

Loss Per Share

Securities that could potentially dilute basic earnings per share ("EPS") in the future, and that were not included in the computation of diluted EPS because to do so would have been anti-dilutive for the periods presented, consist of the following:

         Options to purchase common stock                   3,264,000
         Convertible Debt - Bristol, issued January 2002    2,175,000
         Convertible Debentures                                29,655
                                                            ---------
         Total as of December 31, 2002                      5,468,655
                                                            =========

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

                 ACCIDENT PREVENTION PLUS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14 - INDUSTRY SEGMENTS

The Company's operations have been classified into two segments: foreign and domestic sales. Information about the two segments for the years ended December 31, 2002 and 2001 are as follows:

                                    2001              2002
                                Consolidated       Consolidated
Sales:
  Foreign                         $ 28,184           $144,851
  Domestic                          36,444              5,828
                                  --------           --------
    Total Sales                   $ 64,628           $150,679
Gross Profit
  Foreign                         $(24,492)          $ 22,094
  Domestic                         (27,561)             1,344
                                  --------           --------
      Total Gross Profit          $(52,052)          $ 23,438
                                  ========           ========

Gross profit is total revenue less cost of sales and excludes general corporate expenses, interest expense, and income taxes.

NOTE 15 - SIGNIFICANT CUSTOMERS

For the years ended December 31, 2001 and 2002, respectively, the Company had two and two unrelated customers, which accounted for approximately 60% and 83%, of total revenues.

NOTE 16 - REISSUANCE OF FINANCIAL STATEMENTS (Unaudited)

Management has reevaluated the adequacy, clerical accuracy and completeness of certain disclosures in the accompanying consolidated financial statements and other information contained within this Form 10-KSB. As a result of this reevaluation, management has reissued the December 31, 2002 consolidated financial statements in an effort to clarify and more completely disclose the Company's presentation of the consolidated financial statements at December 31, 2001 and 2002.

The aforementioned changes to the consolidated financial statements have no effect on the retained deficit, results of operations or net loss per share for the year ended December 31, 2001 and 2002.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS OF ACCOUNTING AND FINANCIAL DISCLOSURE

         The Company's former principal independent accountant from September 5, 2001to August 16, 2002 was Grassi & Co., P.C. ("Grassi"), 2001 Marcus Avenue, Suite 265,Lake Success, New York 11042. Grassi's resignation as the principal independentaccountant for the Company resulted from a mutual business decision made by the respective management of Grassi and the Company. Subsequently, on August 19, 2002,management of the Company engaged the accounting firm of Schuhalter, Coughlin &Suozzo, P.C. as the Company's independent auditors. The decision to change accountants was approved by the Board of Directors.

         During the Company's two most recent fiscal years and any subsequent interim period preceding the resignation of Grassi, there were no disagreements with Grassi which were not resolved on any matter concerning accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Grassi, would have caused Grassi to make reference to the subject matter of the disagreements in connection with its reports. The report of Grassi for the fiscal year ended December 31, 2001 was a qualified report in that adverse financial conditions identified by the accountants raised substantial doubt about the Company's ability to continue as a going concern. Further, the report stated that the financial statements do not include any adjustments that might result from the outcome of this uncertainty.

         Except as described in the immediately preceding paragraph, the report of Grassi did not contain an adverse opinion or a disclaimer of opinion, and was not qualified or modified as to uncertainty, audit scope, or accounting principles. None of the reportable events described under Item 304(a)(1)(v) of Regulation S-K had occurred within the most recent fiscal year of the Company ended December 31, 2001 and the subsequent interim period to the date of the change.

         On August 19, 2002, the board of directors of the Company approved and authorized the engagement of Schuhalter, Coughlin & Suozzo, P.C., Certified Public Accountants, 575 Route 28, Raritan, New Jersey 08869 ("Schuhalter") as the principal independent accountant for the Company. The Company's principal independent accountants have not provided an adverse opinion nor disclaimer of opinion to the Company's financial statements for fiscal year ended December 31, 2002, nor have they modified their opinion as to uncertainty, audit scope or accounting principles. During the most recent fiscal year of the Company ended December 31, 2001 and the subsequent interim period to the date hereof, the Company did not consult with Schuhalter regarding any of the matters or events set forth in Item 304(a)(2)(i) and (ii) of Regulation S-K.

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

ITEM 10. EXECUTIVE COMPENSATION

         COMPENSATION OF OFFICERS AND DIRECTORS

         The Company entered into employment agreements with Ms. Jennifer Swanson effective February 15, 2002 and Mr. Alan Schwartz effective March 12, 2002, respectively (individually, the "Schwartz Employment Agreement" and "Swanson Employment Agreement" or collectively, the "Employment Agreements").

         Pursuant to the terms of the Schwartz Employment Agreement, Mr. Schwartz is to be paid a monthly salary of $10,000, and shall receive an initial 575,000 shares of the Company's restricted Common Stock and thereafter on an annual basis 125,000 shares of restricted Common Stock.

         Pursuant to the terms of the Swanson Employment Agreement, Ms. Swanson is to be paid a monthly salary of $9,500, and shall receive an initial 500,000 shares of the Company's restricted Common Stock and and thereafter on an annual basis 125,000 shares of restricted Common Stock.

         Pursuant to the further terms and provisions of the Employment
Agreements: (i) the employment period commences on February 15, 2002 for an initial term of three years and renewable automatically thereafter for a period of up to six consecutive one year periods; (ii) each officer/director is to receive an annual cash bonus equal to one percent (1%) of the annual gross revenues for the preceding fiscal year; and (iii) each officer/director was granted stock options to purchase within five years from the signing of the Employment Agreements 500,000 shares of Common Stock at $2.50 per share, 500,000 shares of Common Stock at $0.75 per share and 500,000 shares of Common Stock at $1.00 per share. Other benefits provided for in the Employment Agreements are disability and health insurance coverage, automobile and expense allowances and travel and entertainment allowances. See "Part III, Item 10. Executive Compensation."

         As of the date of this Annual Report, the Company has not paid any salary or amounts towards accrued interest to any of the executive officers/directors under the Employment Agreements.

                                   Summary Compensation Table
                            Annual Compensation     Awards    Payouts
                             $      $       $     $     #       $
Name and Position   Year  Salary  Bonus   Other  RSA  Options LTIP  Other

Alan Schwartz       2001  $ 0       0       0     0      0      0     0
Pres./CEO and       2002    0       0       0     0  1,500,000  0     0
Director

Jennifer Swanson    2001  $ 0       0       0     0      0      0     0
Exec.VP/CFO         2002    0       0       0     0  1,500,000  0     0

Richard Goodhart    2000  $ 0       0       0     0     60,000  0     0
Prior President     2001    0       0       0     0      0      0     0
and Director        2002    0       0       0     0      0      0     0

Steven Wahrman      2000  $ 0       0       0     0     60,000  0     0
Prior VP and        2001    0       0       0     0      0      0     0
Director            2002    0       0       0     0      0      0     0

Jean Paul Daveau    2000  $ 0       0       0     0      0      0     0
Prior Director      2001    0       0       0     0      0      0     0
                    2002    0       0       0     0      0      0     0

Rhett Kirchoff      2001  $ 0       0       0     0      0      0     0
Prior Director      2002    0       0       0     0      0      0     0

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

                                Number of      Date of    Exercise     Date of
                            Options Granted*    Grant      Price     Expiration

Jennifer Swanson .....         500,000         02-15-02     $2.50     02-15-07
                               500,000         02-15-02     $0.75     02-15-07
                               500,000         02-15-02     $1.00     02-15-07

Alan Schwartz .....            500,000         02-15-02     $2.50     02-15-07
                               500,000         02-15-02     $0.75     02-15-07
                               500,000         02-15-02     $1.00     02-15-07

Richard Goodhart .....          60,000         01-01-99    $12.09     01-01-04

Steven Wahrman .......          60,000         01-01-99    $12.09     01-01-04

Jean Paul Daveau .....          60,000         01-01-99    $12.09     01-01-04

Jeffrey Carus ........          24,000         07-01-00    $12.09     07-01-05

Julius J. Valente, Jr.          60,000         07-01-00    $12.09     07-01-05

TOTAL ................       3,264,000

* The original grant of options has been reduced in accordance with the reverse stock split.

         No share options have been exercised as of the date of this Annual Report.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth the name and address, as of the date of this Annual Report, and the approximate number of shares of common stock of the Company owned of record or beneficially by each person who owned of record, or was known by the Company to own beneficially, more than five percent (5%) of the Company's common stock, and the name and shareholdings of each officer and director, and all officers and directors as a group as of the date of this Annual Report based upon 12,219,655 shares outstanding.

Title of Class       Name and Address         Amount and Nature*    Percent
                     of Beneficial Owner     of Beneficial Owner  of Class

                                                          (1)(4)
Common Stock        Alan Schwartz                   2,200,000          17.14%
                    C/O 9091 North Military Trial
                    Palm Beach Gardens, FL 33410

                                                          (1)(4)(6)
Common Stock        Jennifer Swanson                2,155,000          16.79%
                    C/O 9091 North Military Trial
                    Palm Beach Gardens, FL 33410

                                                          (1)
Common Stock        Richard Goodhart                  604,373           5.40%
                    11730 Briarwood Circle
                    #1
                    Boynton Beach, FL 11788

                                                          (1)
Common Stock        Bristol Consulting Ltd.         2,729,271          24.32%

                    7101 Shore Road
                    Suite 3J
                    Brooklyn, New York 11209

                                                          (5)
Common Stock        Edmund Tennenhaus               1,583,333          12.36%
                    C/O 9091 North Military Trail
                    Palm Beach Gardens, FL 33410
                                                         (1)(2)
Common Stock        All officers and                4,959,373          40.59%
                    directors as a group
                    (5 persons)

* The original issuance of shares has been reduced in accordance with the reverse stock split and subsequently increased in accordance with the forward stock split.

(1) These are restricted shares of common stock.

(2) This figure includes (a) 700,000 shares of common stock held of record by Mr. Schwartz; and (b) an assumption of the exercise by Mr. Schwartz of an aggregate of 1,500,000 Stock Options to acquire 1,150,000 shares of common stock. As of the date of this Annual Report, no Stock Options have been exercised.

(3) This figure includes (a) 625,000 shares of common stock held of record by Ms. Swanson; and (b) an assumption of the exercise by Ms. Swanson of an aggregate of 1,500,000 Stock Options to acquire 1,500,000 shares of common stock. As of the date of this Annual Report, no Stock Options have been exercised.

(4) This figure includes (a) 544,397 shares of common stock held of record by Mr. Goodhart; and (b) an assumption of the exercise by Mr. Goodhart of an aggregate of 60,000 Stock Options to acquire 60,000 shares of common stock. In the event the Company should default on the promissory note with the Bank of Smithtown, pursuant to the terms of the settlement agreement, the Bank of Smithtown may foreclose on the Shares held of record by Mr. Goodhart, which have been pledged to secure the Company's Obligations to the Bank of Smithtown, and may sell such shares to a third party. As of the date of this Annual Report, no Stock Options have been exercised.

(5) This figure includes (a) 1,325,000 shares of common stock held of record; and (b) an assumption of the exercise of an aggregate of 3,000,000 Stock Options to acquire 3,000,000 shares of common stock.

         There are no arrangements or understanding among the entities and individuals referenced above or their respective associates concerning election of directors or any other matters which may require shareholder approval.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         EMPLOYMENT AGREEMENTS

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

         Executive Employment Agreement between the Company and Jennifer Swanson dated February 15, 2002

         Executive Employment Agreement between the Company and Alan Schwartz dated March 11, 2002

         31.1 and 31.2 Certification Pursuant to 18U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes - Oxley Act.

         99.2 Certification Pursuant to 18U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes - Oxley Act.

(b) Reports on Form 8-K:

         Filed on August 20, 2002, event dated August 19, 2002.

ITEM 14. CONTROLS AND PROCEDURES

         The Company, under the supervision of the President, has conducted an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures within ninety (90) days of the filing date of this Annual Report. Based upon the results of this evaluation, the Company believes that they maintain proper procedures for gathering, analyzing and disclosing all information in a timely fashion that is required to be disclosed in its reports under the Securities Exchange Act of 1934, as amended. There have been no significant changes in the Company's controls subsequent to the evaluation date.

         There were no significant changes in the Company's internal control or in other factors that could significantly affect the Company's internal controls subsequent to the evaluation date.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                          ACCIDENT PREVENTION PLUS, INC.

Date: March 18, 2004      By: /s/ Alan Schwartz
                            -------------------------------
                          Alan Schwartz, President and CEO



Date: March 18, 2004      By: /s/ Jennifer Swanson
                            -------------------------------
                          Jennifer Swanson, Executive Vice President
                          and Chief Financial Officer