Form 10KSB
period 2003-12-31
ACCIDENT PREVENTION PLUS INC
filed 2004-05-03
CIK 1084702

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended December 31, 2003

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from to______ - _______

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

                               21 N. Hepburn Ave.
                                    Suites 21
                             Jupiter, Florida 33438

                    (Address of Principal Executive Offices)

                                 (561) 741-4450
                           (Issuer's telephone number)

                           9091 N. Military Trail, #12
                          Palm Beach Gardens, FL 33418

              (Former name, former address and former fiscal year,
                          if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check here if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this Form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State the issuer's revenues for its more recent fiscal year (ending December 31, 2003): $49,376.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of January 31, 2004: $

State the number of shares outstanding of each of the issuer's classes of common equity, as of the most practicable date:

Class                                      Outstanding as of April 11, 2004
Common Stock, $.001 par value                         12,748,354

PART I                                                                     PAGE

ITEM 1.  DESCRIPTION OF BUSINESS                                              3

ITEM 2.  PROPERTIES                                                          10

ITEM 3.  LEGAL PROCEEDINGS                                                   10

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                 11

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
              STOCKHOLDER MATTERS                                            11

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS                            14

ITEM 7.  FINANCIAL STATEMENTS                                                17

              CONSOLIDATED BALANCE SHEET                                     F-3

              CONSOLIDATED STATEMENTS OF OPERATIONS AND
                COMPREHENSIVE LOSS                                           F-4

              CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIENCY       F-5 - F-6

              CONSOLIDATED STATEMENTS OF CASH FLOWS                          F-7

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                     F-8

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS OF
              ACCOUNTING AND FINANCIAL DISCLOSURE                            18

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND
              CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a)
              OF THE EXCHANGE ACT                                            18

ITEM 10  .EXECUTIVE COMPENSATION                                             19

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
              AND MANAGEMENT                                                 21

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                      22

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K                                    23

SIGNATURES                                                                   24

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

         During the prior fiscal years, the Company focused on the research, development and design of the TSTI Recorder, which will be available for all vehicles at a much lower cost.

         During fiscal year 2003, management of the Company deemed it imperative that the business operations of the Company be directed and focused on the distribution, marketing and sales channels for its products. New management was put in place to drive the revenue side of the business and as of the date of this Annual Report, the Company derives its revenues principally from the marketing and sale of its onboard recording systems, and other related products to customers generally in the fleet management and driver training industries. Additional revenues may be generated by the Company through the implementation of maintenance contracts related to the APP On Board recording products.

         During fiscal year ended December 31, 2003, sales of the APP On Board Recording Systems products to the Company's customers accounted for approximately 100% of total revenues. For the fiscal year ended December 31, 2003, the Company had two unrelated customers that accounted for approximately 95% of total revenues.

         The Company intends to concentrate its business operations on the distribution, marketing and sales of its APP On Board Recording Systems and related products in (i) the trucking and commercial fleet and driver training industries nationwide and worldwide; (ii) related transportation industries nationwide and worldwide; and (iii) all vehicle owners. Management of the Company believes that sales of the APP On Board Recording Systems and related products to its customers in the fleet management and driver training industries will continue to be an important line of business for the Company for the next several years. See "Item 1.

Description of Business - Business Operations - Contractual Relations."

OPERATION

Some of the operations features provided by the Company's products are:

         Reduce fuel and oil consumption,
         Monitor driver's performance
         Identify problem and inefficient units;
         Identify poor fuel performance vehicles as compared to fleet average, Reduce costly downtime, Save on reduced maintenance costs,

         Maintenance histories and repair summaries for each vehicle, Transfer information to your computer without timely data entering, Eliminate time and paperwork, Reduce liability by inspiring driver safety, Provide accountability, Improve productivity of drivers, Increase the efficient and life of fleet, Simplistic to operate with virtually no driver interaction, Fully programmable and able to be upgraded, Access data for more strategic decision making, Produce central control without sacrificing local data access, Eliminate non-authorized usage and theft, and Promote driver safety and road awareness.

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

         MANUFACTURING

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

         As of the date of this Annual Report, the Company has finalized the development of a system that allows the customers who are now employing a satellite communication system to have instant access to any vehicular occurrences including "hard braking" events. The term "hard braking occurrence" refers to any near miss situations or a road accident. By installing this product, the customer is sent a message indicating that a "BLACK BOX" situation has occurred. The customer then has the ability to contact the vehicle to inquire what occurred, or down load the information to see exactly how the vehicle was operated 50 seconds prior to the braking/accident and 10 seconds after the occurrence. This will allow the customer to know exactly how the vehicle was operated. (SPEED, RPM, ACCELERATION AND DECELERATION).

         This unit works in conjunction with the AP+ recorder to allow the customer all the information it records. As a stand-alone unit it will record "BLACK BOX" features that may be reviewed later. The unit constantly records, no matter how many events occur. This allows the customer's management team to see exactly how the vehicle is being operated on a regular basis. So if the customer received three messages in a day or any given time period, they are aware that something is affecting the driver. This could by anything from a problem with the vehicle, weather conditions or operator negligence.

         CUSTOMERS AND MARKETING

         MARKETING STRATEGY. The Company intends to seek to capture market niches in the fields of transportation. Management believes that within the transportation industry, the APP On Board Recording Systems products with Smart card technology may be utilized in emergency vehicles for police, fire an ambulance departments. In addition, the APP On Board Recording Systems products with the Smart card technology may be used by a variety of businesses or governmental agencies to create and track drivers' licenses, or to create passports, medical cards or insurance cards, which would provide instant access to critical information.

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

ITEM 2.  PROPERTIES

         Except as otherwise described herein, the Company does not own any real estate or other properties. The Company leases office space in Florida. Its principal executive offices are located at 21 N. Hepburn Ave., Ste. 12, Jupiter, FL 33458. As of the date of this filing the Company has entered into a lease.
(i) the term is for one-year with an option to renew for an additional two-year period; and (ii) the Company must make monthly payments of $1,007 for the remainder of the term of the Lease Agreement. Management of the Company believes that the office space is adequate for its reasonable foreseeable needs. The Company does not intend to acquire any real property.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of the Company's shareholders through the solicitation of proxies or otherwise during fiscal year ended December 31, 2003.

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

                                        FISCAL YEARS ENDED
                                            DECEMBER 31,

                                   2002                         2003
                         HIGH BID        LOW BID       HIGH BID       LOW BID
                         --------        --------      --------       -------
First Quarter             $ .95          $ .21          $ .35         $ .105
Second Quarter              .90            .17            .18            .06
Third Quarter               .30            .15            .27            .10
Fourth Quarter              .30            .13            .20            .05

First Quarter 2004

         HOLDERS

         As of the date of this Annual Report, the 12,667,032 shares of common stock are held by approximately 465 holders of record.

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

                                    Equity Compensation Plan Information
--------------------------------------------------------------------------------------------------------------
                           Number of Securities      Weighted-Average Exercise       Number of Securities
                            To be Issued Upon          Price of Outstanding         Remaining Available for
Plan Category            Exercise of Outstanding         Options, Warrants           Future Issuance Under
                            Options, Warrants                and Rights            Equity Compensation Plans
                                and Rights                                           (excluding column (a))
                                    (a)                          (b)                         (c)
--------------------------------------------------------------------------------------------------------------
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

         During fiscal year 2003, management of the Company deemed it imperative that the business operations of the Company be directed and focused on the distribution, marketing and sales channels for its products. As of the date of this Annual Report, the Company derives its revenues principally from the marketing and sale of onboard recording systems, called the APP On Board Recording Systems products, and other related products to customers generally in the fleet management and driver training industries. The Company through its implementation of maintenance contracts and integration contracts and its subsidiary generated additional revenues.

         The Company has devoted most of its time and energy to enhancing its product. The new product will be more cost-effective and "user friendly".

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

          During fiscal years ended December 31, 2002 and 2003, sales of the APP On Board Recording Systems and related products to the Company's customers accounted for approximately 100% of total gross revenues. Although the Company intends to expand its marketing of the APP On Board Recording Systems and related products in non-transportation industries, such as the medical fields, management of the Company believes that sales of the APP On Board Recording Systems and related products to its customers in the fleet management and driver training industries will continue to be an important line of business for the Company for the next several years.

         FISCAL YEAR ENDED DECEMBER 31, 2003 COMPARED WITH FISCAL YEAR ENDED DECEMBER 31, 2002

         RESULTS OF OPERATION. The Company's net losses for fiscal year ended December 31, 2003 was $575,710 compared to a net loss of $857,130 for fiscal year ended December 31, 2002 (a decrease in the loss of $281,420 or an improvement of 33%).

         Net sales for fiscal years ended December 31, 2003 and 2002 were $49,376 and $150,679, respectively. Net sales decreased by approximately $101,303 or 67% for fiscal year ended December 31, 2003 as compared to fiscal year ended December 31, 2002. The decrease in net sales during fiscal year ended December 31, 2003 was primarily due to reduced customization of installed systems for the Company's APP On Board Recording Systems products to its customers.

         Gross profit for fiscal years ended December 31, 2003 and 2002 amounted to $22,583 and $23,438, respectively, or a slight decrease of $855. The improvement in gross margins for 2003 as a percentage was the result to only take on projects with nominal equipment cost and re- engineering and software modifications which were completed on a project-by-project basis.

         Selling, general and administrative expenses for fiscal years ended December 31, 2003 and 2002 were $367,011 and $873,135, respectively (a decrease of $506,124 or 58%). The decrease in selling, general and administrative expenses for fiscal year ended December 31, 2003 were primarily due to the Company incurring fewer costs associated with administrative salaries and outside consulting and professional fees.

         Research and development expenses for fiscal year ended December 31, 2003 were $14,550 as compared to $40,583 for fiscal year ended December 31, 2002 (a decrease of $26,033). The additional research and development expenses during fiscal year ended December 31, 2002 was primarily focused on upgrading existing product lines; and the emphasis by the Company on the marketing of its products for specific uses.

         Interest expense increased to $131,400 during fiscal year ended December 31, 2003 compared to interest expense of $116,690 during fiscal year ended December 31, 2002 (an increase of $14,710). The increase in interest expense resulted from increased debt outstanding during 2003.

         Other losses during fiscal year ended December 31, 2003 include amortization of debt discount in the amount of $85,332, compared with net settlement income of $149,840 for 2002. Management realizes that the settlement, overall containment and ultimately reduction of the Company's debt will be necessary until either significant capital, operational margins, or both improve the working capital condition of the Company.

          As a result of these factors, net loss for the year ended December 31, 2003 was $575,710, or $(.05) per share, as compared to a net loss of $857,130, or $(.11) per share, for the year ended December 31, 2002. Management believes that the decrease in net loss during the fiscal year ended December 31, 2003 as compared to fiscal year ended December 31, 2002 is attributable primarily to a substantial curtailment, the incurrence of selling, general and administrative expenses, and the amortization of debt discount. The weighted average number of common shares outstanding, as adjusted were 11,193,726 for fiscal year ended December 31, 2003 compared to 7,857,785 for fiscal year ended December 31, 2002.

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

          The Company generated $49,376 in net sales as of fiscal year ended December 31, 2003, a decrease of approximately 300% over revenues of $150,679 generated as of fiscal year ended December 31, 2002. Although there was a decrease in net sales during fiscal year ended December 31, 2003, management anticipates that overall generation of revenues will increase on an annual basis based on pilot programs for testing of the products that are now coming to finalization. Products are designed to be lower cost per unit, and lower cost per home base installation and thus provide lower implementation costs for customers which need less sophisticated applications of the Company's system. Revenue increases will have to come from increasing the quality of customers as average revenue per customer is expected to go down. The Company believes it will increase its customer base by offering the lower cost product line.

         As of December 31, 2003, the Company's current assets were $69,925 and its current liabilities were $2,921,451, which resulted in a working capital deficit of ($2,851,526). As of December 31, 2003, the Company's total assets were $88,686 and its total liabilities were $3,760,140. As of December 31, 2003, the Company's total liabilities exceeded its total assets by $3,671,454. The Company's stockholders' deficit increased from ($3,231,096) for fiscal year ended December 31, 2002 to ($3,671,454) for fiscal year ended December 31, 2003

         MATERIAL COMMITMENTS

         In connection with the research and development expenses and other overhead costs over the prior fiscal years, the Company, through its subsidiary and other arrangements with its officers/shareholders, borrowed funds pursuant to various contractual arrangements representing the following material commitments.

         Effective October 2003, the Company entered into an agreement with the Internal Revenue Service to pay-off the Company's payroll tax liability relating to tax periods in 2001. The Company is required to make monthly payments of $1,000 until the balance is paid in full. Interest will continue on the outstanding balance. The Company has entered into arrangements with some of its creditors, for extension of terms and conversions to equity.

         Management of the Company anticipates that its ability to raise additional capital from private investors through the sale of debt or equity instruments, and the ability of the Company to generate future revenues from the sale of its APP On Board Recording Systems products and related products, will provide the necessary funds to the Company for payment of such expenses associated with its material commitments for fiscal year 2003.

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

                 ACCIDENT PREVENTION PLUS, INC. AND SUBSIDIARIES
                        CONSOLIDATED FINANCIAL STATEMENTS
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                      PAGE NO.

Independent Auditors' Reports                                        F-1 - F-2

Consolidated Balance Sheet At December 31, 2003                            F-3

Consolidated Statements of Operations and Comprehensive Loss
  For the Years Ended December 31, 2003 and 2002                           F-4

Consolidated Statements of Stockholders' Deficiency
  For the Years Ended December 31, 2002 and 2003                     F-5 - F-6

Consolidated Statements of Cash Flows For the Years
  Ended December 31, 2003 and 2002                                         F-7

Notes to Consolidated Financial Statements                           F-8 - F-24

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors
Accident Prevention Plus, Inc.

We have audited the accompanying consolidated balance sheet of Accident Prevention Plus, Inc. and Subsidiaries as of December 31, 2003, and the related consolidated statements of operations, stockholders' deficit and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Accident Prevention Plus, Inc. and Subsidiaries as of December 31, 2003 and the results of their operations and their cash flows for the year ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has suffered recurring losses from operations, has yet to generated significant revenue from its operations and at December 31, 2003 has both a net working capital deficit and a stockholders' deficit. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding to these matters are also described in Note 2. These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Rosenberg Rich Baker Berman & Company

Bridgewater, New Jersey

April 22, 2004

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



                                          Schuhalter, Coughlin & Suozzo, P.C


Raritan, New Jersey

May 20, 2003

                 ACCIDENT PREVENTION PLUS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                              AT DECEMBER 31, 2003

      ASSETS
Current Assets:
  Cash                                                              $     1,022
  Accounts Receivable                                                    20,028
  Inventory                                                              44,741
  Prepaid expenses and other current assets                               4,134
                                                                    -----------
      Total Current Assets                                               69,925

Property and Equipment, Net                                              11,777
Other assets                                                              6,984
                                                                    -----------
      Total Assets                                                  $    88,686
                                                                    ===========
      LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current Liabilities:
  Notes and loans payable, current portion                              265,500
  Notes and loans payable - related parties                             532,981
  Stockholders' Loan Payable                                            183,500
  Convertible notes payable                                             180,000
  Convertible notes payable - related parties                           250,000
  Accounts payable                                                      682,765
  Accrued expenses and other liabilities                                826,705
                                                                    -----------
      Total Current Liabilities                                       2,921,451

Notes and loans payable, net of current portion                         314,200
Common Stock Subject to Rescission Offer, - $.001 par value,
  14,995 shares issued and outstanding                                  181,189
Bridge loans expected to convert to equity                              343,300
                                                                    -----------
Total Liabilities                                                     3,760,140

Stockholders' Deficiency:
  Common stock - $.001 par value, 50,000,000 shares authorized;
    11,669,655 issued and outstanding                                    11,670
  Additional paid-in capital                                          6,255,297
  Accumulated deficit                                                (9,938,421)
                                                                    -----------
      Total Stockholders' Deficiency                                 (3,671,454)
                                                                    -----------
      Total Liabilities and Stockholders' Deficiency                $    88,686
                                                                    ===========

The accompanying notes are an integral part of these consolidated financial statements.

                ACCIDENT PREVENTION PLUS, INC. AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

                                                       For the Years Ended
                                                          December 31,
                                                      2003           2002
                                                 ------------    ------------
Net Sales                                        $     49,376    $    150,679
Cost of Sales                                          26,793         127,241
                                                 ------------    ------------
Gross Profit                                           22,583          23,438
                                                 ------------    ------------
Expenses:
  Selling, general and administrative                 367,011         873,135
  Research and development                             14,550          40,583
                                                 ------------    ------------
      Total Expenses                                  381,561         913,718
                                                 ------------    ------------
Loss Before Other Income (Expenses)                  (358,978)       (890,280)
                                                 ------------    ------------
Other Income (Expenses):
  Debt issue costs and extinguishment gains (net)     (85,332)        149,840
  Loss on foreign currency transactions                    --              --
  Interest expense                                   (131,400)       (116,690)
                                                 ------------    ------------
      Total Other Expenses                           (216,732)         33,150
                                                 ------------    ------------
Loss Before Provision For Income Taxes               (575,710)       (857,130)
Provision For Income Taxes                                 --              --
                                                 ------------    ------------
Net Loss                                         $   (575,710)   $   (857,130)
                                                 ============    ============
Basic Earnings Per Share:
  Net Loss                                       $       (.05)   $       (.11)
                                                 ============    ============
  Weighted Average Number of Shares
    Outstanding                                    11,193,726       7,857,785
                                                 ============    ============

The accompanying notes are an integral part of these consolidated financial statements.

                 ACCIDENT PREVENTION PLUS, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY
                 FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2003

                                                                                  Other
                                                                                Accumulated
                                           COMMON STOCK           Additional   Comprehensive
                                    ------------------------       Paid-in        Income
                                       SHARES        AMOUNT        CAPITAL        (LOSS)
                                    -----------   -----------   -----------    ----------
Balances at January 1, 2002           3,040,552   $     3,041   $ 4,279,318    $       --

Adjustments for forward split of
1.2 shares to 1 effective
April 10, 2002                          608,110           608          (608)           --
                                    -----------   -----------   -----------    ----------
Opening balance, as adjusted
 January 1, 2002                      3,648,662         3,649     4,278,710            --

Issuance of common stock to
 cancel accrued expenses,
 other liabilities and
 trade payables                       3,906,399         3,906     1,278,428            --

Issuance of common stock for
 convertible notes, net of
 direct issued costs of $19,144       1,550,000         1,550       123,450            --

Issuance of common stock for
cash, net of expenses of $11,946        571,594           572        77,667            --

Amortization of debt issue costs             --            --        12,333            --

Issuance of common stock for
 services                             1,275,000         1,275       350,075            --

Net loss for the year                        --            --            --            --
                                    -----------   -----------   -----------   -----------

Balances at December 31, 2002        10,951,655   $    10,952   $ 6,120,663    $       --
                                    ===========   ===========   ===========   ===========

Amortization of debt issue costs             --            --        85,332            --

Issuance of common stock for cash       450,000           450        34,550            --

Issuance of common stock in
 conjunction with employment
 agreements                             250,000           250        12,250            --

Issuance of common stock for
 services                                18,000            18         2,502            --

Net loss for the year                        --            --            --            --
                                    -----------   -----------   -----------    ----------

Balances at December 31, 2003        11,669,655   $    11,670   $ 6,255,297    $       --
                                    ===========   ===========   ===========    ==========


The accompanying notes are an integral part of these consolidated financial statements.

                 ACCIDENT PREVENTION PLUS, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY
                 FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2003

                                                      Total
                                    Accumulated    Stockholders'
                                      DEFICIT      DEFICIENCY
                                    -----------    -----------
Balances at JANUARY 1, 2002        $(8,505,580)   $(4,223,221)
                                    ===========    ===========
Adjustment for forward split of
 1.2 shares to 1 effective
 April 10, 2002                              --             --
                                    -----------    -----------

Opening balance, as adjusted
 January 1, 2002                      8,505,354     (4,223,221)

Issuance of common stock to
 cancel accrued expenses,
 other liabilities and
 trade payables                              --      1,282,334

Issuance of common stock for
 convertible notes, net of
 direct issued costs of $19,144              --        125,000

Issuance of common stock for
 cash, net of expenses of $11,946            --         78,239

Amortization of debt issue costs             --         12,333

Issuance of common stock for
 services                                    --        351,350

Net loss for the year                  (857,130)      (857,130)
                                    -----------    -----------

Balances at December 31, 2002       $(9,362,711)   $(3,231,096)
                                    ===========    ===========

Amortization of debt issue costs             --         85,332

Issuance of common stock for cash            --         35,000

Issuance of common stock in
 conjunction with employment
 agreements                                  --         12,500

Issuance of common stock for
 services                                    --          2,520

Net loss for the year                  (575,710)      (575,710)
                                    -----------    -----------

Balances at December 31, 2003       $(9,938,421)   $(3,671,454)
                                    ===========    ===========

The accompanying notes are an integral part of these consolidated financial statements.

                 ACCIDENT PREVENTION PLUS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                          For the Years Ended
                                                             December 31,
                                                           2003         2002
                                                        ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                              $(575,710)   $(857,130)
  Adjustments to reconcile net loss to net
    cash used in operating activities:
  Amortization of debt discount                            85,332       21,333
  Depreciation and amortization                             4,988       49,124
  Net gains on cancellation of debt                            --     (171,173)
  Common stock issued for consulting and other expenses     2,520       50,000
  Common stock issued in connection with employment
    agreement                                              12,500      270,250
  Foreign currency translation                                 --           --
  Changes in Assets (Increase) Decrease:
    Inventory                                             (24,394)      18,327
    Accounts receivable                                    (1,180)     (18,848)
    Prepaid expenses and other current assets                  --       36,000
    Other assets                                               --       (8,623)
  Changes in Liabilities Increase (Decrease):
    Cash overdraft                                             --           --
    Accounts payable and accrued expenses                 202,133      293,868
                                                        ---------    ---------
      Net Cash Used In Operating Activities              (293,811)    (316,872)
                                                        ---------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment                           --       (1,780)
                                                        ---------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of notes and loans payable            --           --
  Repayments of notes and loans payable                    (7,550)    (120,542)
  Repayments of capital lease                                  --           --
  Proceeds from issuance of convertible notes payable      82,500      386,100
  Proceeds of issuance of common stock                     35,000       78,239
  Repayment of notes and loans payable - related parties       --      (30,000)
  Costs associated with common stock                           --           --
  Proceeds from issuance of notes and loans payable -
    related parties                                            --        6,238
  Proceeds from Notes Payable - shareholders'             183,500           --
                                                        ---------    ---------
      Net Cash Provided By Financing Activities           293,450      320,035
                                                        ---------    ---------
Net Increase (Decrease) in Cash                              (361)       1,383

Cash and Cash Equivalents - Beginning of Year               1,383           --
                                                        ---------    ---------
Cash and Cash Equivalents - End of Year                 $   1,022    $   1,383
                                                        =========    =========

The accompanying notes are an integral part of these consolidated financial statements.

                 ACCIDENT PREVENTION PLUS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION

THE COMPANY

Accident Prevention Plus, Inc. (the "Company") was incorporated in the State of Nevada on October 28, 1998 to become the holding company of Accident Prevention Plus, LLC, a Limited Liability Company, (the "LLC") and International Purchasing Services, NY, Inc. ("IPS-NY"). Accident Prevention Plus, Inc. is a technology company which designs, manufactures and distributes on board recorders and specialty interface equipment for all types of vehicles. The Company specializes in the safety, economic enhancement of and security for vehicles, drivers, roads and cargo.

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

NOTE 2 - GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. Through December 31, 2003 the Company has incurred cumulative net losses of $9,938,421. Additionally, the Company has a working capital deficit of $2,851,526 and a stockholders' deficit of $3,671,454 and is in arrears on certain convertible notes payable and is in default on its bank debt at December 31, 2003.

As of December 31, 2003, the Company is in arrears with trade creditors and payroll taxes. Should the taxing authorities take further actions, the results could be detrimental to the Company's ability to operate. In addition, the Company is in arrears with respect to revised payment arrangements with its bank debt. Should the banks take action against the Company the results could adversely affect the Company.

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

                 ACCIDENT PREVENTION PLUS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

the recoverability and realization of assets and classification of liabilities that might be necessary should the Company be unable to continue in operation.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, LLC, IPS-NY for all periods presented and APP U.K. and APP France through December 31, 2002. All inter-company accounts and transactions have been eliminated in consolidation.

Inventory

Inventory amounting to $44,741 at December 31, 2003, consists of components and finished goods and are valued at the lower of cost (using the specific identification method) or market. All inventories are pledged as collateral pursuant to the notes payable as discussed in Note 6.

Intangible Assets

The Company periodically assesses the recoverability of long-lived assets, including property and equipment, intangibles and technology rights, when there are indications of potential impairment, based on estimates of undiscounted future cash flows. The amount of impairment is calculated by comparing anticipated discounted future cash flows with the carrying value of the related asset. In performing this analysis, management considers such factors as current results, trends, and future prospects, in addition to other economic factors. The Company accounts for long-lived assets in accordance with Statement of Financial Accounting Standards "SFAS" No. 144.

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

                 ACCIDENT PREVENTION PLUS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fair Value Disclosure at December 31, 2003

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

Effect of New Accounting Standards

Recent Accounting Pronouncements

   In April 2002, the FASB issued SFAS No. 145 "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." This statement rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt," and an amendment of that statement, SFAS No. 44, "Accounting for Intangible Assets of Motor Carriers," and SFAS No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements." This statement amends SFAS No. 13, "Accounting for Leases," to eliminate inconsistencies between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. Also, this statement amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. Provisions of SFAS No. 145 related to the rescission of SFAS No. 4 were effective for the Company on October 1, 2002 and provisions affecting SFAS No. 13 were effective for transactions occurring after May 15, 2002. The adoption of SFAS No. 145 did not have a material impact on our financial statements.

   In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This statement covers restructuring type activities beginning with plans initiated after December 31, 2002. Activities covered by this standard that are entered into after that date will be recorded in accordance with the provisions of SFAS No. 146. The adoption of SFAS No. 146 did not have a significant impact on our consolidated financial position or results of operations.

   In December 2002, the FASB issued SFAS 148, "Accounting for Stock-Based Compensation--Transition and Disclosure," which provides alternative methods of transition for a voluntary change to fair value based method of accounting for stock-based employee compensation as prescribed in SFAS 123, "Accounting for Stock-Based Compensation." Additionally, SFAS 148 required more prominent and more frequent disclosures in financial statements about the effects of stock-based compensation. The provisions of this Statement are effective for fiscal years ending after December 15, 2002, with early application permitted in certain circumstances. The Company has adopted in fiscal 2003 the disclosure provisions in our consolidated financial statements as disclosed above under Stock Based Compensation.

                 ACCIDENT PREVENTION PLUS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

   In November 2002, the FASB issued Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others ("FIN 45"). FIN 45 requires a company, at the time it issues a guarantee, to recognize an initial liability for the fair value of obligations assumed under the guarantee and elaborates on existing disclosure requirements related to guarantees and warranties. The initial recognition requirements of FIN 45 are effective for guarantees issued or modified after December 31, 2002 and adoption of the disclosure requirements are effective for the Company during the first quarter of fiscal 2003. The adoption of FIN 45 did not have a significant impact on our consolidated financial position or results of operations.

   In January 2003, the FASB issued FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51." FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. The adoption of FIN 46 in the third quarter of fiscal 2003 did not have a significant impact on our consolidated financial position or results of operations.

   In May 2003, the FASB issued SFAS Statement No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatorily redeemable financial instruments of nonpublic entities, if applicable. It is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of the Statement and still existing at the beginning of the interim period of adoption. The adoption of this statement in the third quarter of fiscal 2003 did not have a significant impact on the Company's results of operations or financial position.

                 ACCIDENT PREVENTION PLUS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Stock Based Compensation

   Financial Accounting Statement No. 123, Accounting for Stock Based Compensation, encourages, but does not require companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to continue to account for stock-based compensation using the intrinsic method prescribed in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock. The Company has adopted the "disclosure only" alternative described in SFAS 123 and SFAS 148, which require pro forma disclosures of net income and earnings per share as if the fair value method of accounting had been applied.

Long-lived Assets

    In June 2001, the FASB issued Statement No. 142, "Goodwill and Other Intangible Assets," ("FAS 142"), which became effective for the Company January 1, 2002 for the fiscal year ended December 31, 2002. As a result of this new standard, goodwill will no longer be amortized, but has been tested annually for impairment beginning in fiscal 2002. Goodwill impairment testing will require that the Company make judgments concerning future cash flows and appropriate discount rates.

                 ACCIDENT PREVENTION PLUS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

Debt Issue Costs and Gains From Extinguishment of Debt

         The Company has issued convertible debt, exchanged shares to cancel certain liabilities and abandoned certain subsidiaries, and has recorded debt issuance costs, gains on cancellation of debt and amortization of debt issue costs as follows:

                                                          For the Years Ended
                                                              December 31,
                                                           2003         2002
                                                        ---------    ---------
Amortization (expense) of debt issuance costs           $ (85,332)     (12,333)
(Loss) on extinguishment of cancellation of debt               --     (163,599)
Gain (Loss) on abandonment of foreign subsidiary               --      334,772
                                                        ---------    ---------
Debt Issuance Costs and Gain an Extinguishments (Net)   $ (85,332)   $ 149,840
                                                        =========    =========

Revenue Recognition

Revenue from hardware sales is recognized when the product has been shipped and collectibility is reasonably assured. Revenue recognized from these sales is net of applicable provisions for refunds, discounts and allowances. Engineering service sales are recognized upon the service having been performed.

                 ACCIDENT PREVENTION PLUS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Cash and Cash Equivalents

For the purposes of the statement of cash flows, the Company includes cash and all short term investments with relationships of 90 days or less in cash and cash equivalents.

                                                                   For the Years Ended
                                                                       December 31,
                                                                   2003          2002
                                                                ----------    ---------
SUPPLEMENTAL DISCLOSURE OF NON-CASH FLOW INFORMATION:

  Cash paid during the year for:
    Interest                                                    $   5,400   $    6,490
                                                                =========   ==========
    Income taxes                                                       --           --

SUPPLEMENTAL DISCLOSURES OF NON-CASH OPERATING ACTIVITIES:

  Issuance of 1,550,000 shares of common  stock in connection
    with conversion of notes payable and interest                      --   $  125,000
                                                                =========   ==========

  Issuance of 1,408,377 shares of common
    stock as a payment of accrued fees, other
    liabilities                                                        --   $1,282,334
                                                                =========   ==========

  Issuance of 268,000 and 1,275,000 shares of common
    Stock for services                                             15,020   $  351,350
                                                                =========   ==========

NOTE 4 - PROPERTY AND EQUIPMENT

Property and equipment are as follows at December 31, 2003:

          Furniture & Equipment                              $ 21,029
          Computer Equipment                                   54,236
                                                               ------
          Less: Accumulated depreciation                      (63,488)
                                                               ------
                                                             $ 11,777
                                                               ======

Depreciation expense for the years ended December 31, 2003 and 2002 amounted to $4,988 and $12,124, respectively.

NOTE 5 - OTHER ASSETS

Other assets consist primarily of software, which the Company acquired in July 2000 for $87,000 through the issuance of 6,000 shares of common stock of the Company. The software is recorded at cost less accumulated amortization, which is computed on a straight - line basis over a period of three years. Amortization expense for the years ended December 31, 2003 and 2002 was $0 and $33,000, respectively. Accumulated amortization at December 31, 2003 amounted to $87,000.

                 ACCIDENT PREVENTION PLUS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 - NOTES AND LOANS PAYABLE

        Bank of Smithtown     $484,000
        Other loan payable      95,700
                              --------
                              $579,700
                              ========

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

Other

At December 31, 2003, the Company has other notes and loans payable to individuals, due on demand, in the amount of $95,700. Interest rate on these notes is 10% per annum.

Aggregate maturities of long-term debt is as follows:

                     Year Ending
                     December 31,
                         2004               $ 265,500
                         2005                  60,000
                         2006                  60,000
                         2007                  60,000
                         2008                  60,000
                         Thereafter            74,200
                                            ---------
                         Total              $ 579,700

NOTE 7 - NOTES AND LOANS PAYABLE - RELATED PARTIES

As of December 31, 2003 loans payable to related parties totaling $532,981 are comprised of the following:

         i) The loans of, the former President of the Company as of December 31, 2001 which amounted to and still total $380,143 on December 31, 2003 as follows:

                  A $50,000 promissory note with interest accruing at 8% per annum, which is due on demand.

                  A $240,000 loan, which the officer has secured personally through a financial institution. The Company has guaranteed to reimburse the officer

                 ACCIDENT PREVENTION PLUS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

                  iii) Other loans, unpaid reimbursed expenses and advances from officer of approximately $50,543.

NOTE  8 - CONVERTIBLE NOTES PAYABLE

On December 16, 1999, the Company executed a $250,000 convertible promissory note with an officer and director, bearing interest at prime per annum (4.75% at December 31, 2001) with principal payable in full on December 31, 2001. Commencing on September 30, 2000 the note is convertible into common stock at the rate of $14.50 per share. This note is in arrears and is included in short term liabilities.

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

During 2002, the Company issued various convertible notes, totaling $386,100, of which $125,000 was converted into 1,550,000 shares of the Company's common stock. At December 31, 2002 $261,100 of the notes remain outstanding which converted into shares approximately 3,200,000 of the Company's common stock. These notes are expected to be converted over the next 18 months, at an average price of $12 per share, which bear interest at 10%. The Company recorded $128,000 of debt issuance costs based on the value of the conversion and charges of $21,333 of amortization of debt issue costs during 2002 and $85,332 during 2003.

During 2003, the Company issued various convertible notes, totaling $82,500. These notes can be converted at a price of $.10 per share and bear interest at 10%. The

                 ACCIDENT PREVENTION PLUS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Company also received proceeds of $183,500 from a note payable from a related party. This note will not accrue interest until a full commitment amount of $350,000 is received by the Company.

At December 31, 2003, the principal balance due on "prior" convertible notes payable is $180,000 and the balance due on related party convertible notes payable is $250,000, all of which are in arrears.

NOTE 9 - ACCRUED EXPENSES

Accrued expenses consist of the following at December 31, 2003:

        Interest payable                            $ 260,140
        Officer's salaries                            266,430
        Payroll taxes                                  23,446
        Other                                         276,689
                                                      -------
                                                    $ 826,705
                                                      =======

NOTE 10 - COMMON STOCK SUBJECT TO RESCISSION OFFER

Common stock sold subsequent to August 3, 1999 pursuant to the Company's limited offering memorandums of January and April 1999, may be in violation of the requirements of the Securities Act of 1933. In addition, certain state securities rules and regulations may not have been complied with to ensure availability of a private placement transaction exemption. As such, the proceeds of $202,939 from the issuance of 13,996 shares of common stock through December 31, 1999 were classified outside of equity in the balance sheet and classified as common stock subject to rescission. On April 18, 2000, the Company repurchased 1,500 shares of common stock from two of the related shareholders. The Company has subsequently canceled these shares. As of December 31, 2002, the balance of proceeds was $181,189 and the related shares were 12,496. As of December 31, 2003, no additional investors have requested the Company to repurchase their shares.

NOTE 11 - COMMITMENTS AND CONTINGENCIES

Payroll Taxes

As of December 31, 2003, the Company owes approximately $23,446 of payroll taxes and related estimated penalties and interest. Federal and state tax liens have been filed against the Company in connection with unpaid payroll taxes. Although the Company has not entered into any formal repayment agreements with the respective tax authorities, it has been attempting to make payments as funds become available.

Employment Agreements

Commencing July 1, 2001, and automatically renewable annually for a five-year period, the terms and provisions of the respective 2001 Employment Agreements are as follows: (i) each officer/director will receive an annual salary of $120,000; and (ii) each officer/director will receive an annual cash bonus equal to one percent (1%) of the

                 ACCIDENT PREVENTION PLUS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

During 2002, the Company entered into employment agreements with two executive officers, which provide for annual salaries of $120,000 and $114,000; common stock grants of 575,000 and 500,000 shares during the year ended December 31, 2002 valued at $155,250 and $115,000 respectively. During the year ended 2003, in connection with this agreement, the Company granted 125,000 shares of its common stock to each of its two executive officers valued at $6,250 per officer for a total of $12,500. The executives were each awarded options to purchase 500,000 shares at $2.50; 500,000 shares $1.00; and 500,000 shares at $.75, for a period of five years.

The agreements provide for certain expenses and annual raises based upon the ability of the Company to fund the same.

                 ACCIDENT PREVENTION PLUS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

                 ACCIDENT PREVENTION PLUS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On January 16, 2002, the Board of Directors of APP held a meeting at which it
(I) ratified the amendment to the Settlement Agreement and approved the issuance of 6,749,367 shares of common stock to Bristol or its assignees to satisfy the debt of $890,916.44; (ii) acknowledged that Bristol had entered into assignment agreements dated July 30, 1998, respectively, with Sampson Global Ltd., World Asset Management Ltd. and Atlantic Financial Enterprises Ltd., in which Bristol proportionately assigned to the Entities certain of its rights to the debt and to its right to convert the debt into shares of restricted common stock; (iii) acknowledged receipt of a conversion notice from Sampson Global Ltd.; (iv) authorized the issuance of 454,545 shares of its restricted common stock to Sampson Global Ltd. to settle a portion of the debt due and owing Bristol under the Consulting Agreement; and (v) authorized the issuance of an aggregate of 5,196,337 shares of its restricted common stock to Bristol to settle the remaining debt due and owing to Bristol in the amount of $745,916.44. The 454,545 shares were issued on January 11, 2002 and 5,196,337 shares were issued on January 24, 2002 and additionally 1,130,176 shares were issued in cancellation with the 1.2 forward split. In October 2002, the Company negotiated the return of 3,200,000 of these shares to the Company which were cancelled in April of 2004 and treated the net issuance of 3,581,058 shares as one contiguous transaction.

Lease Commitments

The Company entered into a lease agreement for office space effective November 15, 2001. The lease agreement is for two years, with options to renew for another two years. The office lease requires monthly payments of $2,900. In November, 2002 the Company relocated in the same building and the amended lease provides for rent of $1,000 per month for the remainder of its term. In January 2004, the Company relocated and entered into a new lease agreement. The term o this lease is for one year with an option to renew for an additional two-year period; the monthly payments are $1,007.

The Company leases its office facility under a non-cancellable operating lease requiring future minimum rentals as follow:

                   Years Ending
                       2004                    $ 12,084
                                               --------
                                               $ 12,084

Rent expense for the years ended December 31, 2003 and 2002 was $13,532 and $30,000 respectively.

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

While the Company cannot predict the outcome of any settlement, the Company estimates that its liability under this litigation will not exceed $71,000. Accordingly, an accrual of $71,000 was reflected in the accompanying December 31, 2003 consolidated balance sheet.

                 ACCIDENT PREVENTION PLUS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

From time to time, the Company may be involved in various legal proceedings and other disputed matters arising in the normal course of business, involving amounts recorded as accrued expenses relating to unre-imbursed expenses of prior management. The Company believes no such actions would result in liabilities in excess of amounts accrued in the financial statements.

NOTE 12 - CAPITAL STOCK

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

                 ACCIDENT PREVENTION PLUS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A summary of the Company's stock option activity and related information follows:

                                 Number of                        Weighted
                                  Shares        Range of          Average
                                  Under       Option Price        Exercise
                                  Option        Per Share          Price
                               ----------   -----------------   --------------
Balance at December 31, 2002    7,502,968   $           12.09   $         0.74
  Granted                       3,000,000   $       .75- 2.50   $         1.42
  Exercised                            --                  --               --
  Canceled                     (7,238,968)               (.34)            (.34)
                               ----------   -----------------   --------------
Balance at December 31, 2002    3,264,000   $      .75- 14.50   $         2.28
                               ==========   =================   ==============
  Granted                              --                  --               --
  Exercised                            --                  --               --
  Canceled                             --                  --               --
                               ----------   -----------------   --------------
Balance at December 31, 2003    3,264,000   $      .75- 14.50   $         2.28
                               ==========   =================   ==============

In compliance with SFAS No. 123, the Company has elected to provide the proforma disclosure of net income (loss) and earnings per share as if the fair value based method had been applied to the Company's financial statements. The Company continued its use of APB Opinion No. 25. As such, the Company's net loss and loss per share for the years ended December 31, 2002 and 2003, adjusted to reflect proforma amounts, are indicated below:

                                     Years Ended December 31,
                                       2002           2003
                                    -----------    -----------
Net loss:
  As reported                       $  (857,130)   $  (575,710)
                                    ===========    ===========
  Pro forma                         $(1,198,620)   $  (575,710)
                                    ===========    ===========
Basic and diluted loss per share:
  As reported                       $     (0.11)   $      (.05)
                                    ===========    ===========
  Pro forma                         $     (0.15)   $      (.05)
                                    ===========    ===========

The fair value of stock options granted were estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted-average fair value and related assumptions:

                                 At December 31,
                                2002        2003
                              --------    --------
Weighted average fair value   $    .11         N/A
Expected volatility               1.15%        N/A
Risk-free interest rate            4.5%        N/A
Expected life (years)                3         N/A
Expected dividend yield              0         N/A

Significant Common Stock Transactions for 2003:

         Shares Issued for Consulting Fees and Other Expenses

         During the year ended December 31, 2003, the Company issued 18,000 shares to a consultant for services valued at $2,520 charged to selling, general and administrative expenses.

         Additions to Paid-in Capital

         During the year ended December 13, 2003, the Company issued 450,000 shares of its common stock in private placements for receiving a total of $35,000 in cash.

         Common Stock for Employment

         During 2003, the Company issued 250,000 shares of its common stock to two executives valued at $12,500.

Loss Per Share

         Securities that could potentially dilute basic earnings per share ("EPS") in the future, and that were not included in the computation of diluted EPS because to do so would have been anti-dilutive for the periods presented, consist of the following:

         Options to purchase common stock                          3,264,000
         Convertible Debt - Bristol, issued January 2002           2,175,000
         Convertible Debentures                                       29,655
                                                                   ---------
         Total as of December 31, 2003                             5,468,655
                                                                   =========

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

The only material tax effect of significant items comprising the Company's current deferred tax assets as of December 31, 2003 is the Company's net operating loss carryforwards ("NOL's"), which amounted to approximately $4,975,000 for the Company. The deferred tax asset associated with the Company's NOL's amounted to approximately $1,840,000 as of December 31, 2003.

A portion of IPS-NY's NOL's are subject to provisions of the Internal Revenue Code, Section 382, which limits the use of NOL's when changes in ownership of more than 50 percent occur during a three year testing period.

In accordance with SFAS 109, the Company has recorded a 100% valuation allowance for such deferred tax asset since management could not determine that it was "more likely than not" that the deferred tax assets would be realized in the future. The Company's

NOL's amounting to approximately $4,975,000 will expire in the years 2004 through 2023 if not utilized prior.

NOTE 14 - INDUSTRY SEGMENTS

The Company's operations have been classified into two segments: foreign and domestic sales. Information about the two segments for the years ended December 31, 2003 and 2002 are as follows:

                                        2003           2002
                                     Consolidated  Consolidated
Sales:
  Foreign                             $ 23,313       $144,851
  Domestic                              26,063          5,828
                                      --------       --------
    Total Sales                       $ 49,376       $150,679
Gross Profit
  Foreign                             $ 11,540       $ 22,094
  Domestic                              11,043          1,344
                                      --------       --------
      Total Gross Profit              $ 22,583       $ 23,438
                                      ========       ========

Gross profit is total revenue less cost of sales and excludes general corporate expenses, interest expense, and income taxes.

NOTE 15 - SIGNIFICANT CUSTOMERS

For the years ended December 31, 2002 and 2003, respectively, the Company had two and two unrelated customers, which accounted for approximately 83% and 95%, of total revenues.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS OF ACCOUNTING AND FINANCIAL DISCLOSURE

          Effective as of April 13, 2004, Accident Prevention Plus, Inc. (the "Company") accepted the resignation of Schuhalter Coughlin & Suozzo PC. as its independent accountant. The Schuhalter Coughlin & Suozzo PC. resignation is not the result of its relationship with the Company. The Schuhalter firm informed the Company that although they had expected in good faith to have obtained acceptance by this time, they have yet to obtain approval from the "PCAOB" as a Registered Firm" and do not expect such approval in time to complete the 2003 audit in a timely fashion that would enable the Company to meet its filing requirements for its periodic reports. Schuhalter Coughlin & Suozzo PC. has recommended the Company engage a "Registered Firm" to complete the 2003 audit and the Company has agreed. Effective as of April 13, 2004, the Company engaged Rosenberg Rich Baker Berman & Company as its independent accountant. The decision to change accountants was approved by the Board of Directors of the Company.

         The Schuhalter Coughlin & Suozzo PC. report on the Company's financial statements for the year ended December 31, 2002 did not contain an adverse opinion or a disclaimer of opinion, the report was neither qualified or modified as to audit scope or accounting principles. The report on the financial statements was qualified regarding the Company's ability to continue as a going concern.

         During the year ended December 31, 2002, the preceding and subsequent interim periods June 2002, September 2002, March 31, 2003, June 30, 2003, September 30, 2003 and until the resignation of Schuhalter Coughlin & Suozzo PC., there were no disagreements with Schuhalter Coughlin & Suozzo PC. on any matter of accounting principles or practices, financial statement disclosure, or auditing scope of procedure, which disagreements, if not resolved to the satisfaction of Schuhalter Coughlin & Suozzo PC., would have caused Schuhalter Coughlin & Suozzo PC. to make reference to the subject matter of the disagreement in connection with its report.

         None of the reportable events described under Item 304(a)(1)(v) of Regulation S-K occurred within the two most recent fiscal years of the Company year ended December 31, 2002 and the subsequent interim period to date hereof.

         During the two most recent fiscal years of the Company ended December 31, 2002 and the subsequent interim period to the date hereof, the Company did not consult with Rosenberg Rich Baker Berman regarding any of the matters or events set forth in Item 304(a)(2)(i) and (ii) of Regulation S-K.

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

         IDENTIFICATION OF DIRECTORS AND EXECUTIVE OFFICERS

         The directors and executive officers of the Company are as follows:

Name                      Age               Position with the Company
Alan Schwartz             59                Director and President
Jennifer Swanson          39                Executive Vice President
Rhett Kirchoff            37                Director

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

         JENNIFER SWANSON has been an Executive Vice President and Chief Financial Officer of the Company since February 2002. During the past twenty years, Ms. Swanson has been involved in the marketing and corporate structure industry, specializing in investor relations, corporate financing and corporate communications. More recently, Ms. Swanson has worked with public companies emphasizing development of guidelines for handling correspondence, development of standard responses to frequently asked questions, advisement to management of trends and issues of concern that are manifested in correspondence, development of a system of recording contracts, development of a corporate overview or outlook correspondence to shareholders, evaluation of transfer agent performance, confirmation of regulatory filings and compliances with the Federal and State securities laws and regulations, and coordination of internal procedures regarding company stock option plans, restricted securities, convertible preferred stock and employee benefit plans. Ms. Swanson graduated from the University of Minnesota with a Bachelor of Arts Degree in Business Administration.

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

         As of the date of this Annual Report, the Company has not paid the full salary amounts to the executive officers/directors under the Employment Agreements. During the year ended December 31, 2003, the Company recorded accrued salaries in the amount of $63,000 for its president ant $35,930 for its CFO representing the unpaid compensation amounts due per the respective employment contracts.

                                   Summary Compensation Table
                            Annual Compensation     Awards    Payouts
                             $      $       $     $     #       $
Name and Position   Year  Salary  Bonus   Other  RSA  Options LTIP  Other
Alan Schwartz       2002    0       0       0     0  1,500,000  0     0
Pres./CEO and       2003 $120,000   0       0     0       0     0     0
Director
Jennifer Swanson    2002    0       0       0     0  1,500,000  0     0
Exec.VP/CFO         2003 $114,000   0       0     0       0     0     0

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

Title of Class       Name and Address         Amount and Nature*     Percent
                     of Beneficial Owner     of Beneficial Owner     of Class

                                                          (1)(4)

Common Stock        Alan Schwartz                   2,325,000          13.4%
                    C/O 9091 North Military Trial
                    Palm Beach Gardens, FL 33410

                                                          (1)(4)(6)

Common Stock        Jennifer Swanson                2,280,000          13.1%
                    C/O 9091 North Military Trial
                    Palm Beach Gardens, FL 33410

                                                          (1)

Common Stock        Richard Goodhart                  604,373           3.5%
                    11730 Briarwood Circle
                    #1
                    Boynton Beach, FL 11788

Title of Class       Name and Address         Amount and Nature*     Percent
                     of Beneficial Owner     of Beneficial Owner     of Class

                                                          (1)

Common Stock        Bristol Consulting Ltd.         2,729,271          15.7%
                    7101 Shore Road
                    Suite 3J
                    Brooklyn, New York 11209

                                                          (5)

Common Stock        Edmund Tennenhaus               1,583,333           9.1%
                    C/O 9091 North Military Trail
                    Palm Beach Gardens, FL 33410

                                                         (1)(2)

Common Stock        All officers and                5,209,373          29.9%
                    directors as a group
                    (3 persons)

* The original issuance of shares has been reduced in accordance with the reverse stock split and subsequently increased in accordance with the forward stock split.

(1) These are restricted shares of common stock.

(2) This figure includes (a) 8250 shares of common stock held of record by Mr. Schwartz; and (b) an assumption of the exercise by Mr. Schwartz of an aggregate of 1,500,000 Stock Options to acquire 1,150,000 shares of common stock. As of the date of this Annual Report, no Stock Options have been exercised.

(3) This figure includes (a) 750,000 shares of common stock held of record by Ms. Swanson; and (b) an assumption of the exercise by Ms. Swanson of an aggregate of 1,500,000 Stock Options to acquire 1,500,000 shares of common stock. As of the date of this Annual Report, no Stock Options have been exercised.

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

         LOANS/NOTES PAYABLE TO OFFICERS

         As of December 31, 2003, the Company owed an aggregate of approximately $551,000 pursuant to loans made by Mr. Steven Wahrman, a director and Executive Vice President. Of the aggregate amount of $380,143 due and owing to Mr. Wahrman, $50,000 is represented by a promissory note with interest accruing at 8% per annum due on demand, $240,000 is represented as a loan personally secured by Mr. Wahrman on behalf of the Company through a financial institution which bears interest at 9.25% and due on demand, $7,500 is represented by a promissory note with interest accruing at 10% per annum due on demand, $3,500 is represented by a promissory note with interest accruing at 10% per annum due on demand, and $79,143 is represented as advances and unreimbursed expenses, which are non-interest bearing.

         The Company also owes a prior director, Mr. Ives Wahrman, approximately $102,000 with interest accruing at 10% per annum due on demand.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a) The following exhibits are filed as part of this Annual Report: None.

                  31.1 and 31.2 Certifications Pursuant to 18U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbones - Oxley Act.

                  32.1 and 31.2 Certification Pursuant to 18U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbones - Oxley Act.

(b) Reports on Form 8-K:

                  Filed on or about April 19, 2004, regarding an event dated April 13, 2004.

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

                                 ACCIDENT PREVENTION PLUS, INC.

Date: April 28, 2004             BY: /S/ ALAN SCHWARTZ
                                     ---------------------------------
                                 Alan Schwartz, President and CEO


Date: April 28, 2004             BY: /S/ JENNIFER SWANSON
                                   -----------------------------------
                                 Jennifer Swanson, Executive Vice
                                 President and Chief Financial Officer