Form 10QSB
period 2004-03-31
ACCIDENT PREVENTION PLUS INC
filed 2004-05-24
CIK 1084702

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

Mark One)

[X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended March 31, 2004

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from _____ to _______

                         Commission file number 0-26257

                         ACCIDENT PREVENTION PLUS, INC.
        (Exact name of small business issuer as specified in its charter)

           NEVADA                                         11-3461611
      -----------------                                ---------------
   (State or other jurisdiction of                    (I.R.S. Employer
    incorporation of organization)                    Identification No.)

                           21 N. Hepburn Ave. Suite 21
                             Jupiter, Florida 33438
                    ----------------------------------------
                    (Address of Principal Executive Offices)

                                 (561) 741-4450
                           -------------------------
                           (Issuer's telephone number)

                                       N/A
              ----------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

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

                Yes [ ]  No [X]

                         ACCIDENT PREVENTION PLUS, INC.

                                      INDEX

                                                                           PAGE

PART I. FINANCIAL INFORMATION

  Item 1.  Financial Statements....................................F-1 - F-8

  Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations...................3

  Item 3.  Controls and Procedures.........................................9

PART II. OTHER INFORMATION

  Item 1.  Legal Proceedings...............................................7

  Item 2.  Changes in Securities and Use of Proceeds.......................9

  Item 3.  Defaults Upon Senior Securities.................................9

  Item 4.  Submission of Matters to a Vote of Security Holders.............9

  Item 5.  Other Information...............................................9

  Item 6.  Exhibits and Reports on Form 8-K................................9

SIGNATURES................................................................10

                 ACCIDENT PREVENTION PLUS, INC. AND SUBSIDIARIES
                        CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE THREE MONTH PERIOD ENDED MARCH 31, 2004
                                   (UNAUDITED)

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                       Page
                                                                      Number

Consolidated Balance Sheets at March 31, 2004 (unaudited)...............F-2

Consolidated Statements of Operations for the three months ended
 March 31, 2003 & 2004 (unaudited)......................................F-3

Consolidated Statement of Stockholders' Deficiency for the three months ended March 31, 2004 (unaudited)...............................F-4

Consolidated Statements of Cash Flows for the three months
 ended March 31, 2003 & 2004 (unaudited)................................F-5

Notes to Consolidated Financial Statements.......................F-6 to F-8

                 ACCIDENT PREVENTION PLUS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                AT MARCH 31, 2004
                                   (UNAUDITED)

      ASSETS

Current Assets:
 Cash                                                               $ 745
 Accounts receivable                                               19,678
 Inventory                                                         45,162
 Prepaid expenses and other current assets                          3,101
                                                               ----------

      Total Current Assets                                         68,686

Property and Equipment, Net                                        10,661

Other Assets:
 Other assets                                                       7,685
                                                               ----------

      Total Other Assets                                            7,685
                                                               ----------

      Total Assets                                                 87,032
                                                               ==========

      LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities:
 Notes and loans payable, current portion                         265,500
 Notes and loans payable - related parties                        536,481
 Stockholders' loans payable                                      183,500
 Convertible notes payable                                        180,000
 Convertible notes payable - related parties                      250,000
 Accounts payable                                                 681,933
 Accrued expenses and other liabilities                           921,207
                                                               ----------

      Total Current Liabilities                                 3,018,621

Notes and loans payable, net of current portion                   314,200

Common stock subject to rescission offer, $.001
 par value, 14,995 shares issued and outstanding                  181,189

Bridge loans, expected to convert                                 343,300

Stockholders' Deficit:
 Common stock - $.001 par value, 50,000,000 shares
  authorized, 12,169,655 shares issued and outstanding             12,170
 Additional paid-in capital                                     6,301,132
 Accumulated deficit                                          (10,083,580)
                                                              ------------

      Total Stockholders' Deficit                              (3,770,278)

      Total Liabilities and Stockholders' Deficit                $ 87,032
                                                                 ========




See accompanying notes to consolidated financial statements.

                 ACCIDENT PREVENTION PLUS, INC. AND SUBSIDIARIES
         CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
                                   (UNAUDITED)

                                                             For the
                                                        Three Months Ended
                                                             March 31,
                                                        2003          2004
                                                      --------       --------

Net Sales                                              $   365              -

Cost of Sales                                            4,500           5,000
                                                      --------        --------

Gross Profit                                            (4,135)         (5,000)
                                                      ---------       ---------

Expenses:
 Selling, general and administrative                    48,609          84,112
 Research and development                                6,850             176
                                                      --------        --------

      Total Expense                                     55,459          84,288
                                                      --------         -------

Loss Before Other Income (Expenses)                    (59,594)        (89,288)
                                                      ---------       ---------

Other Income (Expenses)
 Interest expense                                      (36,900)        (34,536)
 Amortization of debt issue costs                      (21,333)        (21,335)
                                                      ---------       ---------

      Total Other Income (Expenses)                    (58,233)        (55,871)
                                                      ---------       ---------

Net Loss From Operations                              (117,827)       (145,159)
                                                      ---------       ---------

Other Items of Comprehensive Income                          -               -
                                                      --------        --------

Comprehensive Net Loss                              $ (117,827)     $ (145,159)
                                                      =========       =========

Basic Diluted Loss Per Share:
 Net Loss                                               $(0.01)         $(0.01)
                                                        ======          ======

Weighted Average Number of Shares Outstanding       10,019,055      11,916,908
                                                    ==========      ==========


See accompanying notes to consolidated financial statements.

                 ACCIDENT PREVENTION PLUS, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIENCY
                    FOR THE THREE MONTHS ENDED MARCH 31, 2004
                                   (UNAUDITED)


                                                             Additional                     Total
                                           Common Stock       Paid-in     Accumulated    Stockholders'
                                         Shares     Amount     Capital       Deficit      Deficiency


Balances at January 1, 2003           10,951,655   $10,952   $6,120,663   $ (9,362,711)   $(3,231,096)
                                      ----------   -------   ----------   ------------    -----------

Issuance of common stock in
 connection with private
 placements
                                         450,000       450       34,550             --         35,000
Issuance of common stock in
 connection for services
 performed                                18,000        18        2,502             --          2,520

Issuance of common stock in
 connection with employment
 agreement                               250,000       250       12,250             --         12,500

Amortization of debt issue costs              --        --       85,332             --         85,332

Net loss for year ended
 December 31, 2003                            -=        --           --       (575,710)      (575,710)

Balances at December 31, 2003         11,669,655   $11,670   $6,255,297   $ (9,938,421)   $(3,671,454)
                                      ----------   -------   ----------   ------------    -----------

Issuance of common stock in
 connection with private
 placement                               500,000       500       24,500             --         25,000

Amortization of debt issue costs              --        --       21,335             --         21,335

Net loss for the three months ended
 March 31, 2004                               --        --           --       (145,159)      (145,159)
                                      ----------   -------   ----------   ------------    -----------

Balances at March 31, 2004            12,169,655   $12,170   $6,301,132   $(10,083,580)   $(3,770,278)



See accompanying notes to consolidated financial statements.

                 ACCIDENT PREVENTION PLUS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                For the
                                                           Three Months Ended
                                                                March 31,
                                                           2003         2004
Operating activities
 Net loss                                               $(117,827)   $(145,159)
 Adjustments to reconcile net loss to net
  cash used for operating activities:
 Depreciation and amortization                              3,281        1,523
 Amortization of debt issue costs                          21,333       21,335
Changes in Assets (Increase) Decrease:
 Inventory                                                     --         (421)
 Accounts receivable                                           --          350
 Prepaid expenses and other current assets                     --          (75)
Changes in Liabilities (Decrease):
 Cash overdraft                                                --           --
 Accounts payable and accrued expenses and
  other current liabilities                                35,966       92,170

 Net Cash Used In Operating Activities                    (57,247)     (30,277)
                                                        ---------    ---------

Cash Flows From Financing Activities:
 Proceeds from notes and loans payable                         --           --
 Repayment of notes and loans payable                      (5,030)          --
 Proceeds from convertible note payable                    37,500           --
 Proceeds from the sale of common stock                    25,000       25,000
 Proceeds from notes payable - related parties                 --        5,000
                                                        ---------    ---------

 Net Cash Provided by Financing Activities                 57,470       30,000
                                                        ---------    ---------

Net increase (decrease) in cash                               223         (277)
Cash and cash equivalents at beginning of year              1,383        1,022
                                                        ---------    ---------

Cash and cash equivalents at end of year                $   1,606    $     745
                                                        =========    =========


Supplemental Disclosure of Non-Cash Flow Information:

 Cash paid during the year for:
  Interest                                                     --    $   3,036
                                                        =========    =========

  Income taxes                                                 --           --
                                                        =========    =========

Supplemental Disclosures of Non-Cash
 Operating Activities:

Issuance of 18,000 shares of common stock as
  payment of consulting fees                            $   2,520           --
                                                        =========    =========

NOTE 1 - ORGANIZATION





                 ACCIDENT PREVENTION PLUS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

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

NOTE 3 - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, these financial statements do not include all of the information and footnotes required by generally accepted accounting principles. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2004, are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. These consolidated financial statements should be read in conjunction with the financial

                 ACCIDENT PREVENTION PLUS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB, filed for the year ended December 31, 2004.

NOTE 4 - NOTES AND LOANS PAYABLE

         Bank of Smithtown                    $ 484,000
         Other loans payable                     95,700
                                               --------
                                                579,700

         Less: current portion                  265,500

         Long-term portion                      314,200


a) Bank of Smithtown

         As of March 31, 2004, the Company is in arrears, yet has been in contact with the bank and anticipates payment terms to be acceptable to both parties.

b) Other

         At March 31, 2004, the Company has other notes and loans payable to individuals, due on demand, in the amount of $95,700. The interest rate on these notes is 10% per annum.

NOTE 5 - ACCRUED EXPENSES

Accrued expenses consist of the following at March 31, 2004:

         Interest payable                    $291,640
         Officer's salaries                   324,930
         Payroll taxes                         23,448
         Other                                281,189
                                              -------

         Total                              $ 921,207
                                              =======

NOTE 6 - COMMITMENTS AND CONTINGENCIES

a) Payroll Taxes

As of March 31, 2004, the Company owes approximately $23,448 of payroll taxes and related estimated penalties and interest. Federal and state tax liens have been filed against the Company in connection with unpaid payroll taxes. During the quarter ended September 30, 2003, the Company has entered into a repayment agreement with the IRS to make monthly payments in the amount of $1,000 per month towards the unpaid balances of Federal payroll taxes. As of March 31, 2004, the Company has not entered into any repayment agreements with the respective state tax authorities.


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

         As of the date of this Quarterly Report, management of the Company believes that the Company is in a viable operational position. Management of the Company also believes that the APP On Board Recording Systems products are now fully integrated logistic solution systems that have increased the Company's marketability exponentially. Management believes that upon finalization its APP On Board Recording Systems products will be able to satisfy any vehicle specifications and requirements worldwide. The design for the APP3000 system has been finalized and is ready for sale and distribution to the target market. The Company is in the process of finalizing the development of the "NEW GENERATION RECORDER" system. Management anticipates that the "NEW GENERATION RECORDER" system will include features such as a global positioning system ("GPS") for vehicular tracking, mapping and communications, an in-vehicle alcohol sensor/breathalyser unit, a fatigue sensor which will monitor and record driver alertness, and a fingerprint application for greater security when used in conjunction with the "Smart card". Management intends to focus on integration of the "NEW GENERATION

RECORDER" system's features with communication to further meet the needs of the transportation companies. As of the date of this Quarterly Report, management anticipates that development of the "NEW GENERATION RECORDER" system will be completed and available for delivery by 4th quarter 2002.

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

RESULTS OF OPERATIONS

THREE-MONTH PERIOD ENDED MARCH 3, 2003 COMPARED WITH THREE-MONTH PERIOD ENDED MARCH 31, 2004

         The Company's net loss for the three-month period ended March 31, 2004 was approximately $145,159 compared to a net loss of $117,827 for the three-month period ended March 31, 2003. The increase in the net loss of $27,332 during the three-month period ended March 31, 2004 as compared to the three-month period ended March 31, 2003 is attributed increased accrued interest expenses on outstanding bridge loans and loans payable, and, increased accrued officer salaries which were charged to selling, general and administration costs during the three months ended March 31, 2004.

         Net sales for the three-month periods ended March 31, 2004 and 2003 were $0 and $365, respectively. The decrease in net sales during the three-month period ended March 31, 2004 was primarily due to reduced new sales of the Company's AP+ Series, which are the result of current market conditions. The Company's focus on the final development of the new "right sized" product, which is intended to be more adaptable to the current markets demand for lower equipment costs represent management's belief that this is the Company's best course of action to increase sales to profitable level.


         Selling, general and administrative expenses for the three-month periods ended March 31, 2003 and 2004 were $48,609 and $84,112 respectively (an increase of $35,503 or 73%). The increase in selling, general and administrative expenses for the three-month period ended March 31, 2004 were primarily due to an increase in accrued interest expense and accrued management costs.

         Research and development expenses for the three-month period ended March 31, 2003 were $6,850 as compared to $176 for the three-month period ended March 31, 2004 (a decrease of $6,674).

         Interest expense decreased slightly for the three-month period ended

March 31, 2004 compared to the three-month period ended March 31, 2003. The Company continues to accrue interest expense on outstanding bridge note and loan payable obligations, the outstanding balances of which remain relatively unchanged from the same period in the prior year. For the three months ended March 31, 2003 interest expense was $36,900 and was $34,536 for the same period in 2004.

LIQUIDITY AND CAPITAL RESOURCES

         As of March 31, 2004, the Company's current assets were $68,686 and its current liabilities were $3,018,621 which resulted in a working capital deficit of $2,949,935. The Company's stockholders' deficit increased from $3,671,454 at December 31, 2003 to $3,770,278 at March 31, 2004.

         As of March 31, 2004, the Company's assets consisted primarily of $745 in cash, $19,678 in accounts receivable, $45,162 in inventory, $3,101 in prepaid expenses, $10,661 in property and equipment and $7,685 in other assets.

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

         Bank of Smithtown

         A significant and estimated commitment for the Company for fiscal year 2004 is the amounts due and owing under a promissory note with Bank of

Smithtown. These notes are part of a settlement agreement are secured by the assets of the Company and the shares of Common Stock owned of record by Richard Goodhart, the Company's then Chief Executive Officer.

         As of March 31, 2004, the principal balance on the notes are $484,000 Effective August 2002, the Company negotiated payments terms of $5,000 per month on these notes. During the period ended March 31, 2004, the Company was unable to make the monthly payments. Company management feels that based upon on-going discussions Bank officers, there is no current threat of further legal action.

         Employment Agreements

         As of the date of this Quarterly Report, the Company has Employment Agreements with its President/CEO and its Chief Financial Officer.

         Product Development Expenditures

         As of March 31, 2004 the Company estimates that it will expend approximately $30,000 on the research, design and product developments costs to bring a condensed version of its APP on Board Recorders to market.


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

         On approximately April 3, 2001, North Shore Hospital initiated legal proceedings against the Company in the Supreme Court of the State of New York, and for the County of Nassau (the "North Shore Lawsuit"). In the North Shore lawsuit, North Shore Hospital alleges breach of contract relating to a purchase order under which the Company was to install a monitoring system on North Shore Hospital's fleet of ambulances.

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

         Management is not aware of any other legal proceedings contemplated by any governmental authority or other party involving the Company or its properties. No director, officer or affiliate of the Company is (i) a party adverse to the Company in any legal proceedings, or (ii) has an adverse interest to the Company in any legal proceedings. Management is not aware of any other legal proceedings pending or that have been threatened against the Company or its properties. The Company has entered into a payment plan with the IRS and as of March 31, 2004, is current with its' payments.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

RECENT SALES OF UNREGISTERED SECURITIES

         During the three months ended March 31, 2004, the Company issued 500,000 restricted shares of its common stock to an accredited investor which generated proceeds of $25,000.

         Subsequent to the period ended March 31, 2004, the Company issued 1,000,000 shares of its common stock, valued at $180,000, in connection with the execution of a consulting agreement.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

         No report.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No report required.

ITEM 5. OTHER INFORMATION

         No report required.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits.

31.1 Certification of CEO pursuant to Securities Exchange Act rules 13a-15 and 15d-15(c) as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification of CFO pursuant to Securities Exchange Act rules 13a-15 and 15d-15(c) as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.




32.1 Certification of Alan Schwartz, President and Chief Executive Officer (Principal Executive Officer) pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

32.2 Certification of Jennifer Swanson, Chief Financial Officer (Principal Accounting Officer) pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

         (b) Reports on Form 8-K:

                  None

                                                    SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                  ACCIDENT PREVENTION PLUS, INC.

Dated: May 24, 2004                               By: /S/ ALAN SCHWARTZ
                                                  Alan Schwartz, President & CEO


         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Dated: May 24, 2004                               By: /S/ ALAN SCHWARTZ
                                                  Alan Schwartz, President & CEO

Dated: May 24, 2004                               By: /S/ JENNIFER SWANSON
                                                  Jennifer Swanson, CFO