Form 10QSB
period 2004-06-30
ACCIDENT PREVENTION PLUS INC
filed 2004-08-24
CIK 1084702

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended June 30, 2004

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

                          21 N. Hepburn Ave., Suite 21
                             Jupiter, Florida 33438

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Class                                    Outstanding as of August 17, 2004

Common Stock, $.001 par value                        13,669,654

         The shares issued and outstanding have been adjusted to take into account the forward stock split of 1 to 1.2 effectuated April 10, 2002.

Transitional Small Business Disclosure Format (check one)
                                            Yes [ ]         No [X]

                         ACCIDENT PREVENTION PLUS, INC.

                                      INDEX

                                                                          Page

PART I.           FINANCIAL INFORMATION
         Item 1.     Financial Statements..................................F-1

         Item 2.     Management's Discussion and Analysis of
                       Financial Condition and Results of Operations.........3

PART II.          OTHER INFORMATION..........................................8

         Item 1.     Legal Proceedings.......................................8

         Item 2.     Changes in Securities...................................9

         Item 3.     Defaults Upon Senior Securities........................10

         Item 4.     Submission of Matters to a Vote of Security Holders....10

         Item 5.     Other Information......................................10

         Item 6.     Exhibits and Reports on Form 8-K.......................11

SIGNATURES..................................................................12

CERTIFICATIONS..............................................................13

                ACCIDENT PREVENTION PLUS, INC. AND SUBSIDIARIES
                       CONSOLIDATED FINANCIAL STATEMENTS
                  FOR THE SIX MONTH PERIOD ENDED JUNE 30, 2004
                                  (UNAUDITED)

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                         Page
                                                                        Number

Consolidated Balance Sheets at June 30, 2004 (unaudited)...................F-1

Consolidated Statements of Operations for the three months ended
  June 30, 2004 (unaudited)................................................F-2

Consolidated Statements of Operations for the six months ended
  June 30, 2004 (unaudited)................................................F-3

Consolidated Statement of Stockholders' Deficiency for the six
   months ended June 30, 2004 (unaudited)..................................F-4

Consolidated Statements of Cash Flows for the six months
  ended June 30, 2004 (unaudited)..........................................F-5

Notes to Consolidated Financial Statements..........................F-6 to F-8

                 ACCIDENT PREVENTION PLUS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                  JUNE 30, 2004
                                   (UNAUDITED)

      Assets

Current Assets:
  Cash                                                             $      2,887
  Accounts receivable                                                    19,678
  Inventory                                                              48,262
  Prepaid expenses and other current assets                               2,068
                                                                   ------------

      Total Current Assets                                               72,895

Property and Equipment, Net                                               9,137

Other Assets:
  Other assets                                                            7,685
                                                                   ------------

      Total Other Assets                                                  7,685
                                                                   ------------

      Total Assets                                                 $     89,717
                                                                   ============
      LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities:
  Notes and loans payable, current portion                              265,500
  Notes and loans payable - related parties                             535,881
  Stockholders' loans payable                                           183,500
  Convertible notes payable                                             180,000
  Convertible notes payable - related parties                           250,000
  Accounts payable                                                      681,520
  Accrued expenses and other liabilities                              1,031,933
                                                                   ------------

      Total Current Liabilities                                       3,128,334

Notes and loans payable, net of current portion                         314,200
Common stock subject to rescission offer, $.001
  par value, 14,995 shares issued and outstanding                       181,189

Bridge loans, expected to convert to equity                             343,300
Stockholders' Deficit:
  Common stock - $.001 par value, 50,000,000 shares
    authorized, 13,669,654 shares issued and outstanding                 13,670
  Additional paid-in capital                                          6,524,632
  Accumulated deficit                                               (10,415,608)
                                                                   ------------

      Total Stockholders' Deficit                                    (3,877,306)
                                                                   ------------

      Total Liabilities and Stockholders' Deficit                  $     89,717
                                                                   ============

See accompanying notes to consolidated financial statements.

                 ACCIDENT PREVENTION PLUS, INC. AND SUBSIDIARIES
         CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
                                   (UNAUDITED)

                                                      For the three months ended
                                                               June 30,
                                                        2003            2004
                                                   ------------    ------------
Net Sales                                          $     17,572    $     26,737
Cost of Sales                                            10,444          11,002
                                                   ------------    ------------

Gross Profit                                              7,128          15,735
                                                   ------------    ------------
Expenses:
  Selling, general and administrative                   155,160         316,263
  Research and development                                4,200              --
                                                   ------------    ------------

      Total Expense                                     159,360         316,263
                                                   ------------    ------------

Loss Before Other Income (Expenses)                    (152,232)       (300,528)
                                                   ------------    ------------
Other Income (Expenses)
  Interest expense                                      (31,500)        (31,500)
  Amortization of debt issue costs                      (21,333)             --
                                                   ------------    ------------

      Total Other Income (Expenses)                     (52,833)        (31,500)
                                                   ------------    ------------

Net Income (Loss)                                      (205,065)       (332,028)
                                                   ============    ============

Other Items of Comprehensive Income                          --              --
                                                   ------------    ------------

Comprehensive Net Income (Loss)                    $   (205,065)   $   (332,028)
                                                   ============    ============
Basic Earnings Per Share:
  Net Income (Loss)                                $       (.02)   $       (.03)
                                                   ============    ============

Weighted Average Number of Shares Outstanding        11,219,655      13,246,578
                                                   ============    ============

See accompanying notes to consolidated financial statements.

                 ACCIDENT PREVENTION PLUS, INC. AND SUBSIDIARIES
         CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
                                   (UNAUDITED)

                                                     For the six months ended
                                                             June 30,
                                                        2003            2004
                                                   ------------    ------------
Net Sales                                          $     17,937    $     26,737
Cost of Sales                                            14,944          16,002
                                                   ------------    ------------

Gross Profit (Loss)                                       2,993          10,735
                                                   ------------    ------------
Expenses:
  Selling, general and administrative                   203,769         400,375
  Research and development                               11,050             176
                                                   ------------    ------------

      Total Expenses                                    214,819         400,551
                                                   ------------    ------------
Loss Before Other Income (Expenses)                    (211,826)       (389,816)
                                                   ------------    ------------
Other Income (Expenses)
  Interest expense                                      (68,400)        (66,036)
  Amortization of debt issue costs                      (42,666)        (21,335)
                                                   ------------    ------------

      Total Other Income (Expenses)                    (111,066)        (87,371)
                                                   ------------    ------------

Net Loss from Operations                               (322,892)       (477,187)
                                                   ------------    ------------

Other Items of Comprehensive Income                          --              --
                                                   ------------    ------------

Comprehensive Net Loss                             $   (322,892)   $   (477,187)
                                                   ============    ============
Basic Earnings Per Share:
  Net Loss                                         $       (.03)   $       (.04)
                                                   ============    ============

Weighted Average Number of Shares Outstanding        11,132,340      12,561,138
                                                   ============    ============

See accompanying notes to consolidated financial statements.

                 ACCIDENT PREVENTION PLUS, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIENCY
                     FOR THE SIX MONTHS ENDED JUNE 30, 2004
                                   (UNAUDITED)

                                                                    Additional                      Total
                                            Common Stock              Paid-in     Accumulated    Stockholders'
                                        Shares         Amount         Capital       Deficit       Deficiency
                                    ------------   ------------   ------------   ------------    ------------
Balances at January 1, 2003           10,951,655   $     10,952   $  6,120,663   $ (9,362,711)   $ (3,231,096)
                                    ------------   ------------   ------------   ------------    ------------
Issuance of common stock in
 connection with private
 placements
                                         450,000            450         34,550             --          35,000
Issuance of common stock in
 connection for services
 performed                                18,000             18          2,502             --           2,520

Issuance of common stock in
 connection with employment
 agreement                               250,000            250         12,250             --          12,500

Amortization of debt issue costs              --             --         85,332             --          85,332
Net loss for year ended
 December 31, 2003                            -=             --             --       (575,710)       (575,710)

Balances at December 31, 2003         11,669,655   $     11,670   $  6,255,297   $ (9,938,421)   $ (3,671,454)
                                    ------------   ------------   ------------   ------------    ------------
Issuance of common stock in
 connection with private
 placement @ $.06 per share              749,999            750         44,250             --          45,000

Amortization of debt issue costs              --             --         21,335             --          21,335
Issuance of common stock in
 connection with employment
 agreement                               250,000            250         24,750             --          25,000

Issuance of common stock in
 connection with consulting
 agreement                             1,000,000          1,000        179,000             --         180,000

Net loss for the six months ended
 June 30, 2004                                --             --             --       (477,187)       (477,187)
                                    ------------   ------------   ------------   ------------    ------------

Balances at June 30, 2004             13,669,654   $     13,670   $  6,524,632   $(10,415,608)   $ (3,877,305)
                                    ============   ============   ============   ============    ============

See accompanying notes to consolidated financial statements.

                 ACCIDENT PREVENTION PLUS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                        For the six months ended
                                                                 June 30,
                                                             2003         2004
                                                        ---------    ---------
Operating activities
  Net loss                                              $(322,892)   $(477,187)
  Adjustments to reconcile net loss to net
    cash used for operating activities:
  Depreciation and amortization                             3,850        3,047
  Amortization of debt issue costs                         42,666       21,335
  Common stock issued for consulting
    and other expenses                                         --      180,000
  Common stock issued in connection with
    employment agreements                                      --       25,000
Changes in Assets (Increase) Decrease:
  Inventory                                               (13,050)      (4,224)
  Accounts receivable                                      (1,180)         350
  Prepaid expenses and other current assets                    --        2,066
  Other assets                                                 --       (1,108)
Changes in Liabilities (Decrease):
  Accounts payable and accrued expenses and
    other current liabilities                              49,232      206,986
                                                        ---------    ---------

  Net Cash Used In Operating Activities                  (241,374)     (43,735)
                                                        ---------    ---------
Cash Flows From Financing Activities:
  Repayment of notes and loans payable                     (5,030)          --
  Proceeds from convertible note payable                   37,500           --
  Proceeds from the sale of common stock                   25,000       45,000
  Proceeds from notes payable - related parties           183,500        7,150
  Repayment of notes payable - related parties                 --       (6,550)
                                                        ---------    ---------

  Net Cash Provided by Financing Activities               240,970       45,600
                                                        ---------    ---------

Net increase (decrease) in cash                              (404)       1,865

Cash and cash equivalents at beginning of year              1,383        1,022
                                                        ---------    ---------

Cash and cash equivalents at end of year                $     979    $   2,887
                                                        =========    =========
Supplemental Disclosure of Non-Cash Flow Information:
  Cash paid during the year for:
    Interest                                            $      --    $   3,036
                                                        =========    =========
Supplemental Disclosures of Non-Cash
  Operating Activities:
Issuance of 250,000 common stock in connection
    with employment agreements                          $      --    $  25,000
                                                        =========    =========
Issuance of 18,000 and 1,000,000 shares of
   common stock as payment of accrued expenses
   and consulting fees                                  $   2,520    $ 180,000
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

                 ACCIDENT PREVENTION PLUS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 3 - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, these financial statements do not include all of the information and footnotes required by generally accepted accounting principles. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended June 30, 2004, are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. These consolidated financial statements should be read in conjunction with the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB, filed for the year ended December 31, 2004.

NOTE 4 - NOTES AND LOANS PAYABLE

         Bank of Smithtown                           $ 484,000
         Other loans payable                            95,700
                                                      --------

         Less: current portion                         265,500

         Long-term portion                             314,200


a) Bank of Smithtown

         As of June 30, 2004, the Company is in arrears, yet has been in contact with the bank and anticipates payment terms to be acceptable to both parties.

b) Other

         At June 30, 2004, the Company has other notes and loans payable to individuals, due on demand, in the amount of $95,700 The interest rate on these notes is 10% per annum.

NOTE 5 - ACCRUED EXPENSES

Accrued expenses consist of the following at June 30, 2004:

         Interest payable                            $ 323,140
         Officer's salaries                            404,380
         Payroll taxes                                  20,225
         Other                                         284,188
                                                     ---------

         Total                                      $1,031,933
                                                     =========

See accompanying notes to consolidated financial statements.

                 ACCIDENT PREVENTION PLUS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 6 - COMMITMENTS AND CONTINGENCIES

a) Payroll Taxes

As of June 30, 2004, the Company owes approximately $20,225 of payroll taxes and related estimated penalties and interest. Federal and state tax liens have been filed against the Company in connection with unpaid payroll taxes. During the quarter ended September 30, 2003, the Company has entered into a repayment agreement with the IRS to make monthly payments in the amount of $1,000 per month towards the unpaid balances of Federal payroll taxes. As of June 30, 2004, the Company has not entered into any repayment agreements with the respective state tax authorities.

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

         This section should be read in conjunction with the Company's Consolidated Financial Statements included herein. Certain of the financial statements and the discussion below in the comparative six-month periods include reference to accounts and balances of the Company, which includes APP LLC, IPS-NY, APP UK and APP France, the Company's wholly-owned subsidiaries.

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

         As of the date of this Quarterly Report, management of the Company believes that the Company is in a viable operational position. Management of the Company also believes that the APP On Board Recording Systems products are now fully integrated logistic solution systems that have increased the Company's marketability exponentially. Management believes that upon finalization its APP On Board Recording Systems products will be able to satisfy any vehicle specifications and requirements worldwide. The design for the APP3000 system has been finalized and is ready for sale and distribution to the target market. The Company is in the process of finalizing the development of the "NEW GENERATION RECORDER" system. Management anticipates that the "NEW GENERATION RECORDER" system will include features such as a global positioning system ("GPS") for vehicular tracking, mapping and communications, an in-vehicle alcohol sensor/breathalyser unit, a fatigue sensor which will monitor and record driver alertness, and a fingerprint application for greater security when used in conjunction with the "Smart card". Management intends to focus on integration of the "NEW GENERATION

RECORDER" system's features with communication to further meet the needs of the transportation companies. As of the date of this Quarterly Report, management anticipates that development of the "NEW GENERATION RECORDER" system will be completed and available for delivery by fourth quarter 2002.

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

RESULTS OF OPERATIONS

Three-Month Period Ended June 30, 2003 Compared with Three-Month Period Ended June 30, 2004

         The Company's net loss for the current three-month period ended June 30, 2004 was approximately $332,028 compared to a net loss of $205,065 for the three-month period ended June 30, 2003. The increase in the net loss of $126,963 during the three-month period ended June 30, 2004 as compared to the three-month period ended June 30, 2003 is attributed to a non-cash expense in connection with the execution of a financial consulting agreement, and, a sales increase combined with higher selling, general and administration costs during the three months ended June 30,2004.

         Net sales for the three-month periods ended June 30, 2003 and 2004 were $17,572 and $26,737 respectively. Net sales increased by approximately $9,165 or 52.1% for the three-month period ended June 30, 2004 as compared to the three-month period ended June 30, 2003. The increase in net sales during the three-month period ended June 30, 2004 was primarily due to the sales of the Company's AP+ Series. The Company continues to focus on the final development of the new "right sized" product, which is intended to be more adaptable to the current markets demand for lower equipment costs. Management believes that the new "right sized" product is the Company's best course of action to increase sales at a profitable level.

         Selling, general and administrative expenses for the three-month periods ended June 30, 2003 and 2004 were $155,160 and $316,263 respectively (an increase of $161,103 or 104%). The increase in selling, general and administrative expenses for the three-month period ended June 30, 2004 were primarily due to the Company incurring increased consulting and professional fees, and management costs in the current quarter.

         Research and development expenses for the three-month period ended June 30, 2003 were $4,200 as compared to $0 for the three-month period ended June 30, 2004.

         For the three months ended June 30, 2003 interest expense was $31,500 and was $31,500 for the same period in 2004. Interest expense remained unchanged for the three-month period ended June 30, 2003 compared to the three-month period ended June 30, 2003 as the result of due to no payments or conversions of bridge loans and convertible debt borrowing's which occurred during the second half of 2002.

Six-Month Period Ended June 30, 2003 Compared with Six-Month Period Ended June 30, 2004

         The Company's net loss for the current six-month period ended June 30, 2004 was approximately $477,187 compared to a net loss of $322,892 for the six-month period ended June 30, 2003 an increase of $154,295. The increase in the net loss during the six-month period ended June 30, 2004 as compared to the six-month period ended June 30, 2003 is attributed to a non-cash expense in connection with the execution of a financial consulting agreement, and, a sales increase combined with higher selling, general and administration costs during the six months ended June 30,2004.

         Net sales for the six-month periods ended June 30, 2003 and 2004 were $17,937 and $26,737 respectively. Net sales increased by approximately $8,800 or 49% for the six-month period ended June 30, 2004 as compared to the six-month period ended June 30, 2003. The increase in net sales during the three-month period ended June 30, 2004 was primarily due to the sales of the Company's AP+ Series. The Company continues to focus on the final development of the new "right sized" product, which is intended to be more adaptable to the current markets demand for lower equipment costs. Management believes that the new "right sized" product is the Company's best course of action to increase sales at a profitable level.

         Selling, general and administrative expenses for the six-month periods ended June 30, 2003 and 2004 were $203,769 and $400,375 respectively (an increase of $196,606 or 97%. The increase in selling, general and administrative expenses for the three-month period ended June 30, 2004 were primarily due to the Company incurring increased consulting and professional fees, and management costs in the current quarter.

         Research and development expenses for the six-month period ended June 30, 2003 were $11,050 as compared to $176 for the six-month period ended June 30, 2004, a decrease of $10,874.

         For the six months ended June 30, 2003 interest expense was $68,400 and was $66,036 for the same period in 2004. Interest expense remained relatively unchanged for the six-month period ended June 30, 2003 compared to the six-month period ended June 30, 2003 as the result of due to no payments or conversions of bridge loans and convertible debt borrowing's which occurred during the second half of 2002.

LIQUIDITY AND CAPITAL RESOURCES

         As of June 30, 2004, the Company's current assets were $72,895 and its current liabilities were $3,128,332 which resulted in a working capital deficit of $3,055,437. The Company's stockholders' deficit increased from $3,671,454 at December 31, 2003 to $3,877,305 at June 30, 2004.

         As of June 30, 2004, the Company's assets consisted primarily of $2,887 in cash, $19,678 in accounts receivable, $48,262 in inventory, $2,068 in prepaid expenses, $9,137 in property and equipment and $7,685 in other assets.

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

         As of June 30, 2004, the principal balance on the notes are $484,000. Effective August 2002, the Company negotiated payments terms of $5,000 per month on these notes. During the period ended June 30, 2004, the Company was unable to make the monthly payments. Company management feels that based upon on-going discussions Bank officers, there is no current threat of further legal action.

         Employment Agreements

         As of the date of this Quarterly Report, the Company has Employment Agreements with its President/CEO and its Chief Financial Officer.

         Product Development Expenditures

         As of June 30, 2004 the Company estimates that it will expend approximately $30,000 on the research, design and product developments costs to bring a condensed version of its APP on Board Recorders to market.

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

         Management is not aware of any other legal proceedings contemplated by any governmental authority or other party involving the Company or its properties. No director, officer or affiliate of the Company is (i) a party adverse to the Company in any legal proceedings, or (ii) has an adverse interest to the Company in any legal proceedings. Management is not aware of any other legal proceedings pending or that have been threatened against the Company or its properties. The Company has entered into a payment plan with the IRS and as of June 30, 2004, is current with its' payments.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

RECENT SALES OF UNREGISTERED SECURITIES

         During the three months ended March 31, 2004, the Company issued 416,667 restricted shares of its common stock to an accredited investor which generated proceeds of $25,000.

         During the quarter ended June 30, 2004, the Company issued 1,000,000 restricted shares of its common stock to Bench Mark Consulting, valued at $180,000, in connection with a consulting agreement executed in January 2004. In June 2004, the Company and Bench Mark mutually terminated this agreement.

         During the quarter ended June 30, 2004, the Company issued 333,332 restricted shares of its common stock to a accredited investor's which generated proceeds of $20,000.

         During the quarter ended June 30, 2004, the Company issued 250,000 restricted shares of its common stock, valued at $25,000, to its executive officers in connection with employment agreements.

         Subsequent to the quarter ended June 30, 2004, the Company agreed to issue 2,500,000 restricted shares of its common stock, valued at $175,000, to its executive officers as partial settlement of accrued salaries and expenses.

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

                                             ACCIDENT PREVENTION PLUS, INC.

Dated: August 23, 2004                       By: /S/ ALAN SCHWARTZ
                                             Alan Schwartz, President + CEO

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: August 23, 2004                       By: /S/ ALAN SCHWARTZ
                                             Alan Schwartz, President + CEO

Dated: August 23, 2004                       By: /S/ JENNIFER SWANSON
                                             Jennifer Swanson, CFO