Form 10QSB
period 2004-09-30
ACCIDENT PREVENTION PLUS INC
filed 2005-01-31
CIK 1084702

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2004

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

CLASS OUTSTANDING AS OF DECEMBER 31, 2004

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


                                      INDEX

                                                                          Page

PART I.           FINANCIAL INFORMATION
         Item 1.     Financial Statements..................................F-1

         Item 2.     Management's Discussion and Analysis of
                       Financial Condition and Results of Operations.........3

PART II.          OTHER INFORMATION..........................................9

         Item 1.     Legal Proceedings.......................................9

         Item 2.     Changes in Securities..................................10

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

         Item 5.     Other Information......................................10

         Item 6.     Exhibits and Reports on Form 8-K.......................11

SIGNATURES..................................................................12

CERTIFICATIONS..............................................................13

                 ACCIDENT PREVENTION PLUS, INC. AND SUBSIDIARIES
                        CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE NINE MONTH PERIOD ENDED SEPTEMBER 30, 2004
                                   (UNAUDITED)

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                         Page
                                                                        Number

Consolidated Balance Sheets at September 30, 2004
(unaudited)...............................................................F-1

Consolidated Statements of Operations for the three months ended
  September 30, 2004 (unaudited)..........................................F-2

Consolidated Statements of Operations for the nine months ended
  September 30, 2004 (unaudited)..........................................F-3

Consolidated Statement of Stockholders' Deficiency for the nine months ended September 30, 2004 (unaudited)............................F-4

Consolidated Statements of Cash Flows for the nine months
  ended September 30, 2004 (unaudited)....................................F-5

Notes to Consolidated Financial Statements..........................F-6 to F-8

                 ACCIDENT PREVENTION PLUS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                               SEPTEMBER 30, 2004
                                   (UNAUDITED)


      Assets

Current Assets:
  Cash                                                             $        355
  Accounts receivable                                                     9,838
  Inventory                                                              49,049
  Prepaid expenses and other current assets                               1,035
                                                                   ------------
      Total Current Assets                                               60,277

Property and Equipment, Net                                               7,614

Other Assets:
  Other assets                                                            7,685
                                                                   ------------
      Total Other Assets                                                  7,685
                                                                   ------------

      Total Assets                                                 $     75,576
                                                                   ============
      LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities:
  Notes and loans payable, current portion                              265,500
  Notes and loans payable - related parties                             546,111
  Stockholders' loans payable                                           183,500
  Convertible notes payable                                             180,000
  Convertible notes payable - related parties                           250,000
  Accounts payable                                                      681,817
  Accrued expenses and other liabilities                              1,122,933
                                                                   ------------
      Total Current Liabilities                                       3,229,861

Notes and loans payable, net of current portion                         314,200
Common stock subject to rescission offer, $.001
  par value, 14,995 shares issued and outstanding                       181,189

Bridge loans, expected to convert to equity                             343,300
Stockholders' Deficit:
  Common stock - $.001 par value, 50,000,000 shares
    authorized, 13,669,654 shares issued and outstanding                 13,670
  Additional paid-in capital                                          6,524,632
  Accumulated deficit                                               (10,531,277)
                                                                   ------------
      Total Stockholders' Deficit                                    (3,992,974)
                                                                   ------------

      Total Liabilities and Stockholders' Deficit                  $     75,576
                                                                   ============


See accompanying notes to consolidated financial statements.

                 ACCIDENT PREVENTION PLUS, INC. AND SUBSIDIARIES
         CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
                                   (UNAUDITED)


                                                     For the three months ended
                                                              September 30,
                                                        2003            2004
                                                   ------------    ------------
Net Sales                                          $     30,297    $          0
Cost of Sales                                             7,439               0
                                                   ------------    ------------

Gross Profit                                             22,558               0
                                                   ------------    ------------
Expenses:
  Selling, general and administrative                    84,871          79,720
  Research and development                                3,600           4,450
                                                   ------------    ------------

      Total Expense                                      88,471          84,170
                                                   ------------    ------------

Loss Before Other Income (Expenses)                    (64,913)         (84,170)
                                                   ------------    ------------
Other Income (Expenses)
  Interest expense                                      (31,500)        (31,498)
  Amortization of debt issue costs                      (21,333)             --
                                                   ------------    ------------

      Total Other Income (Expenses)                     (52,833)        (31,498)
                                                   ------------    ------------

Net Income (Loss)                                      (118,746)       (115,668)
                                                   ============    ============

Other Items of Comprehensive Income                          --              --
                                                   ------------    ------------

Comprehensive Net Income (Loss)                    $   (118,746)   $   (115,668)
                                                   ============    ============
Basic Earnings Per Share:
  Net Income (Loss)                                $       (.01)   $       (.01)
                                                   ============    ============

Weighted Average Number of Shares Outstanding        11,219,655      13,669,654
                                                   ============    ============



See accompanying notes to consolidated financial statements.

                 ACCIDENT PREVENTION PLUS, INC. AND SUBSIDIARIES
         CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
                                   (UNAUDITED)


                                                     For the Nine Months ended
                                                             September 30,
                                                        2003            2004
                                                   ------------    ------------
Net Sales                                          $     48,234    $     26,737
Cost of Sales                                            22,683          16,002
                                                   ------------    ------------

Gross Profit (Loss)                                      25,551          10,735
                                                   ------------    ------------
Expenses:
  Selling, general and administrative                   288,640         480,096
  Research and development                               14,650           4,626
                                                   ------------    ------------

      Total Expenses                                    303,290         484,722
                                                   ------------    ------------
Loss Before Other Income (Expenses)                    (277,739)       (473,987)
                                                   ------------    ------------
Other Income (Expenses)
  Interest expense                                      (99,900)        (97,534)
  Amortization of debt issue costs                      (63,999)        (21,335)
                                                   ------------    ------------

      Total Other Income (Expenses)                    (163,899)       (118,869)
                                                   ------------    ------------

Net Loss from Operations                               (441,638)       (592,856)
                                                   ------------    ------------

Other Items of Comprehensive Income                          --              --
                                                   ------------    ------------

Comprehensive Net Loss                             $   (441,638)   $   (592,856)
                                                   ============    ============
Basic Earnings Per Share:
  Net Loss                                         $       (.04)   $       (.05)
                                                   ============    ============

Weighted Average Number of Shares Outstanding        11,161,552      12,897,981
                                                   ============    ============



See accompanying notes to consolidated financial statements.

                 ACCIDENT PREVENTION PLUS, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIENCY
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004
                                   (UNAUDITED)

                                                                    Additional                      Total
                                            Common Stock              Paid-in     Accumulated    Stockholders'
                                        Shares         Amount         Capital       Deficit       Deficiency
                                    ------------   ------------   ------------   ------------    ------------
Balances at January 1, 2003           10,951,655   $     10,952   $  6,120,663   $ (9,362,711)   $ (3,231,096)
                                    ------------   ------------   ------------   ------------    ------------
Issuance of common stock in
 connection with private
 placements                              450,000            450         34,550             --          35,000

Issuance of common stock in
 connection for services
 performed                                18,000             18          2,502             --           2,520

Issuance of common stock in
 connection with employment
 agreement                               250,000            250         12,250             --          12,500

Amortization of debt issue costs              --             --         85,332             --          85,332
Net loss for year ended
 December 31, 2003                            -=             --             --       (575,710)       (575,710)

Balances at December 31, 2003         11,669,655   $     11,670   $  6,255,297   $ (9,938,421)   $ (3,671,454)
                                    ------------   ------------   ------------   ------------    ------------
Issuance of common stock in
 connection with private
 placement @ $.06 per share              749,999            750         44,250             --          45,000

Amortization of debt issue costs              --             --         21,335             --          21,335
Issuance of common stock in
 connection with employment
 agreement                               250,000            250         24,750             --          25,000

Issuance of common stock in
 connection with consulting
 agreement                             1,000,000          1,000        179,000             --         180,000

Net loss for the nine months ended
 September 30, 2004                          --             --             --       (592,856)       (592,856)
                                    ------------   ------------   ------------   ------------    ------------

Balances at September 30, 2004        13,669,654   $     13,670   $  6,524,632   $(10,531,277)   $ (3,992,974)
                                    ============   ============   ============   ============    ============



See accompanying notes to consolidated financial statements.

                 ACCIDENT PREVENTION PLUS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                       For the Nine Months ended
                                                               September 30,
                                                             2003         2004
                                                        ---------    ---------
Operating activities
  Net loss                                              $(441,638)   $(592,856)
  Adjustments to reconcile net loss to net
    cash used for operating activities:
  Depreciation and amortization                             4,419        4,570
  Provision for bad debts                                      --        9,840
  Amortization of debt issue costs                         63,999       21,335
  Common stock issued for consulting
    and other expenses                                         --      180,000
  Common stock issued in connection with
    employment agreements                                      --       25,000
Changes in Assets (Increase) Decrease:
  Inventory                                               (17,401)      (4,224)
  Accounts receivable                                      (1,180)         350
  Prepaid expenses and other current assets                    --        2,066
  Other assets                                                 --       (1,108)
Changes in Liabilities (Decrease):
  Accounts payable and accrued expenses and
    other current liabilities                             107,803      299,566
                                                        ---------    ---------
  Net Cash Used In Operating Activities                  (283,998)     (56,857)
                                                        ---------    ---------
Cash Flows From Financing Activities:
  Repayment of notes and loans payable                     (5,030)          --
  Proceeds from convertible note payable                   82,500           --
  Proceeds from the sale of common stock                   25,000       45,000
  Proceeds from notes payable - related parties           183,500       17,380
  Repayment of notes payable - related parties                 --       (6,550)
                                                        ---------    ---------
  Net Cash Provided by Financing Activities               285,970       55,830
                                                        ---------    ---------
Net increase (decrease) in cash                              (404)        (667)

Cash and cash equivalents at beginning of year              1,383        1,022
                                                        ---------    ---------
Cash and cash equivalents at end of year                $     979    $     355
                                                        =========    =========

Supplemental Disclosure of Non-Cash Flow Information:
  Cash paid during the year for:
    Interest                                            $      --    $   3,036
                                                        =========    =========
Supplemental Disclosures of Non-Cash Operating Activities:

Issuance of 250,000 common stock in connection
    with employment agreements                          $      --    $  25,000
                                                        =========    =========
Issuance of 18,000 and 1,000,000 shares of
   common stock as payment of accrued expenses
   and consulting fees                                  $   2,520    $ 180,000
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

                 ACCIDENT PREVENTION PLUS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 3 - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, these financial statements do not include all of the information and footnotes required by generally accepted accounting principles. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended September 30, 2004, are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. These consolidated financial statements should be read in conjunction with the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB, filed for the year ended December 31, 2004.

NOTE 4 - NOTES AND LOANS PAYABLE

        Bank of Smithtown                           $ 484,000
        Other loans payable                            95,700
                                                     --------

        Less: current portion                         265,500

        Long-term portion                             314,200


a) Bank of Smithtown

As of September 30, 2004, the Company is in arrears, yet has been in contact with the bank and anticipates payment terms to be acceptable to both parties.

b) Other

At September 30, 2004, the Company has other notes and loans payable to individuals, due on demand, in the amount of $95,700 The interest rate on these notes is 10% per annum.

NOTE 5 - ACCRUED EXPENSES

Accrued expenses consist of the following at September 30, 2004:

        Interest payable                            $ 354,640
        Officer's salaries                            462,880
        Payroll taxes                                  20,225
        Other                                         285,188
                                                    ---------

        Total                                      $1,122,933
                                                    =========



See accompanying notes to consolidated financial statements.

                 ACCIDENT PREVENTION PLUS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 6 - COMMITMENTS AND CONTINGENCIES

a) Payroll Taxes

As of September 30, 2004, the Company owes approximately $20,225 of payroll taxes and related estimated penalties and interest. Federal and state tax liens have been filed against the Company in connection with unpaid payroll taxes. During the quarter ended September 30, 2003, the Company has entered into a repayment agreement with the IRS to make monthly payments in the amount of $1,000 per month towards the unpaid balances of Federal payroll taxes. As of September 30, 2004, the Company has not entered into any repayment agreements with the respective state tax authorities.

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

CONTRACTUAL RELATIONS

                               APACHE FUTURE, INC.

On approximately April 2, 2002, the Company and Apache Future, Inc. ("Apache Future") entered into a distribution and installation agreement. Management of the Company believes that Apache Future has established long- standing relationships in the transportation industry by working on a variety of vehicles throughout the United States including fire trucks, motor coaches, transit, light rail, heavy rail, commuter trains and trucks resulting in a broad range of experience and expertise. Management of the Company further believes that the contractual relationship between the Company and Apache Future will provide the Company with continual and successful installation, training and on-going support relating to the Company's APP On Board Recording Systems products.

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

At a meeting held in October at ATA headquarters a preliminary and confidential report was issued showing the performance rating of Accident Prevention's APP 3000 series in accumulating data from several safe driving apparatus. The report states that the recorders were 99.9999% accurate in recording all data over the Nine Month duration of the test. There were over 5 million recordings taken during this time period.

RESULTS OF OPERATIONS

THREE-MONTH PERIOD ENDED SEPTEMBER 30, 2003 COMPARED WITH THREE-MONTH PERIOD ENDED SEPTEMBER 30, 2004

The Company's net loss for the current three-month period ended September 30, 2004 was $115,669 compared to a net loss of $118,746 for the three-month period ended September 30, 2003.

Net sales for the three-month periods ended September 30, 2003 and 2004 were $30,297 and $0, respectively. Net sales decreased to zero in the three-month period ended September 30, 2004 as compared to the modest level during three-month period ended September 30, 2003. The decrease in net sales during the three-month period ended September 30, 2004 was due to a halt in the sales of the Company's AP+ Series until the Company's new products are ready. The Company continues to focus on the final development of the new "right sized" product, which is intended to be more adaptable to the current markets demand for lower equipment costs. Management believes that the new "right sized" product is the Company's best course of action to increase sales at a profitable level.

Selling, general and administrative expenses for the three-month periods ended September 30, 2003 and 2004 were $84,871 and $79,720, respectively. The increase in selling, general and administrative expenses for the three-month period ended September 30, 2004 was modest due to the Company containing consulting, professional fees and management costs in the current quarter.

Research and development expenses for the three-month period ended September 30, 2003 were $3,600 as compared to $4,450 for the three-month period ended September 30, 2004.

For the three months ended September 30, 2003 interest expense was $31,500 and was $31,498 for the same period in 2004. Interest expense remained unchanged for the three-month period ended September 30, 2004 compared to the three-month period ended September 30, 2003 as the result of no material changes in amounts due for interest bearing obligations as there have been no payments against, nor conversions of, bridge loans and convertible debt borrowing's which occurred during the second half of 2002.

NINE-MONTH PERIOD ENDED SEPTEMBER 30, 2003 COMPARED WITH NINE-MONTH PERIOD ENDED SEPTEMBER 30, 2004

The Company's net loss for the current nine-month period ended September 30, 2004 was approximately $592,856 compared to a net loss of $441,638 for the nine-month period ended September 30, 2003, an increase of $151,218. The increase in the net loss during the nine-month period ended September 30, 2004 as compared to the nine-month period ended September 30, 2003 is attributed to a non-cash expense in connection with the execution of a financial consulting agreement combined with higher selling, general and administration costs during the nine months ended September 30,2004.

Net sales for the nine-month periods ended September 30, 2003 and 2004 were $48,234 and $26,737 respectively. Net sales decreased by approximately $21,497 or 45% for the nine-month period ended September 30, 2004 as compared to the nine-month period ended September 30, 2003. The decrease in net sales during the nine-month period ended September 30, 2004 was primarily due to the halt in sales of the Company's AP+ Series experienced during the third quarter, expected until the company completes the modification of its products. The Company continues to focus on the final development of the new "right sized" product, which is intended to be more adaptable to the current markets demand for lower equipment costs. Management believes that the new "right sized" product is the Company's best course of action to increase sales at a profitable level.

Selling, general and administrative expenses for the nine-month periods ended September 30, 2003 and 2004 were $288,640 and $480,096, respectively (an increase of $191,456 or 66%over 2003). The increase in selling, general and administrative expenses for the nine-month period ended September 30, 2004 were primarily due to the Company incurring increased consulting and professional fees, and management costs.

Research and development expenses for the nine-month period ended September 30, 2003 were $14,650 as compared to $4,626 for the nine-month period ended September 30, 2004, a decrease of $10,024.

For the nine months ended September 30, 2003 interest expense was $99,900 and was $97,534 for the same period in 2004. Interest expense remained relatively unchanged for the nine-month period ended September 30, 2003 compared to the nine-month period ended September 30, 2003 as the result of no material changes in amounts due for interest bearing obligations as there have been no payments against, nor conversions of, bridge loans and convertible debt borrowing's which occurred during the second half of 2002.


LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2004, the Company's current assets were $60,277 and its current liabilities were $3,229,862 which resulted in a working capital deficit of $3,169,585. The Company's stockholders' deficit increased from $3,671,454 at December 31, 2003 to $3,992,975 at September 30, 2004.

As of September 30, 2004, the Company's assets consisted primarily of $335 in cash, $9,838 in accounts receivable, $49,049 in inventory, $1,035 in prepaid expenses, $7,614 in property and equipment and $7,685 in other assets.

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

As of September 30, 2004, the principal balance on the notes are $484,000. Effective August 2002, the Company negotiated payments terms of $5,000 per month on these notes. During the period ended September 30, 2004, the Company was unable to make the monthly payments. Company management feels that based upon on-going discussions Bank officers, there is no current threat of further legal action.

                              EMPLOYMENT AGREEMENTS

As of the date of this Quarterly Report, the Company has Employment Agreements with its President/CEO and its Chief Financial Officer.

                        PRODUCT DEVELOPMENT EXPENDITURES

As of September 30, 2004 the Company estimates that it will expend approximately $30,000 on the research, design and product developments costs to bring a condensed version of its APP on Board Recorders to market.

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

Management is not aware of any other legal proceedings contemplated by any governmental authority or other party involving the Company or its properties. No director, officer or affiliate of the Company is (i) a party adverse to the Company in any legal proceedings, or (ii) has an adverse interest to the Company in any legal proceedings. Management is not aware of any other legal proceedings pending or that have been threatened against the Company or its properties. The Company has entered into a payment plan with the IRS and as of September 30, 2004, is current with its' payments.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

RECENT SALES OF UNREGISTERED SECURITIES

During the quarter ended September 30, 2004, the Company issued no securities.

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

                                              ACCIDENT PREVENTION PLUS, INC.



Dated: January 31, 2005                       By: /S/ ALAN SCHWARTZ
                                                  Alan Schwartz, President & CEO


         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: January 31, 2005                       By: /S/ ALAN SCHWARTZ
                                                  Alan Schwartz, President & CEO

Dated: January 31, 2005                       By: /S/ JENNIFER SWANSON
                                                  Jennifer Swanson, CFO