Form 10KSB
period 2004-12-31
INCA Designs Inc
filed 2007-10-19
CIK 1084702

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB
(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2004

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission File No.: 000-26257

INCA DESIGNS, INC.
(Name of small business issuer in its Charter)

Nevada	11-3461611
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

976 Lexington Avenue, New York, NY 10021
(Address of principal executive offices)

Issuer’s telephone number: (212) 327-3007

Securities registered pursuant to Section 12(b) of the Exchange Act: None

Securities registered pursuant to Section 12(g) of the Exchange Act:  None

Check whether the issuer is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. ☐

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
(1) Yes ☐ No ☒
(2) Yes ☒ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The issuer’s revenues for its most recent fiscal year were $31,909. The aggregate market value of the voting and non-voting common equity held by non-affiliates as of October 17, 2007 is $31,834,874. For purposes of the foregoing calculation only, directors, executive officers, and holders of 10% or more of the issuer’s common capital stock have been deemed affiliates. The number of shares outstanding of the Registrant’s common stock as of October 18, 2007 was 52,309,814.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Transitional Small Business Disclosure Format: Yes ☐ No ☒

REMAINDER OF PAGE INTENTIONALLY LEFT BLANK

INTRODUCTORY COMMENT

Throughout this Annual Report on Form 10KSB, the terms “we,” “us,” “our,” “INCA,” or “our Company” refers to INCA Designs, Inc., a Nevada corporation.

FORWARD LOOKING STATEMENTS

When used in this Annual Report on Form 10-KSB, the words “may,” “will,” “expect,” “anticipate,” “continue,” “estimate,” “intend,” and similar expressions are intended to identify forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 regarding events, conditions and financial trends which may affect the Company’s future plans of operations, business strategy, operating results and financial position. Such statements are not guarantees of future performance and are subject to risks and uncertainties and actual results may differ materially from those included within the forward-looking statements because of various factors. Such factors include, among others: (i) the Company’s ability to obtain additional sources of capital to fund continuing operations in the immediate term; (ii) the Company’s ability to retain existing or obtain additional licensees who act as distributors of its products; (iii) the Company’s ability to obtain additional patent protection for its encapsulation technology; and (iv) other economic, competitive and governmental factors affecting the Company’s operations, market, products and services. Additional factors are described in the Company’s other public reports and filings with the Securities and Exchange Commission. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date made. The Company undertakes no obligation to publicly release the result of any revision of these forward-looking statements to reflect events or circumstances after the date they are made or to reflect the occurrence of unanticipated events.

REMAINDER OF PAGE INTENTIONALLY LEFT BLANK

PART I

ITEM 1. DESCRIPTION OF BUSINESS.

INCA Designs, Inc. (the “Company”) was formed in Nevada in 1998 under the name of Accident Prevention Plus, Inc. In December 2004, the Company changed its name to Transportation Safety Technology, Inc. and in March 2007 changed its name to INCA Designs, Inc.

Business Development

At December 31, 2004, the Company was a technology company which designed, manufactured and distributed on board recorders and specialty interface equipment for all types of vehicles. The Company specialized in the safety, economic enhancement of and security for vehicles, drivers, roads and cargo.

During the three months ended March 31, 2005, the Company and its wholly owned subsidiaries International Purchasing Services, NY, Inc. and Accident Prevention Plus, LLC ceased operations and remained inactive until May 21, 2007, when the Company and S2 New York Design Corp., a New York corporation (“S2”) entered into a Securities Exchange Agreement (the “Agreement”) whereby INCA acquired 100% of the issued and outstanding shares of common stock of S2 in exchange for 26,000,000 shares of the Company’s common stock. Also on May 21, 2007, Stacy Josloff (named Chairperson) and Stephanie Hirsch were approved as sole members of the Board of Directors, while Stacy Josloff was appointed CEO, CFO, and Treasurer and Stephanie Hirsch was appointed President and Secretary. Ms. Josloff and Ms. Hirsch hold similar position is S2.

Competition

At December 31, 2004, the Company faced competition from other, similar companies with financial resources far greater than those of the Company. This factor contributed to the Company’s decision to cease operations during the first quarter of 2005.

With regards to the Company’s current operating subsidiary, S2, the high-fashion garment industry is highly competitive at both the design and retail level, with competition based on numerous factors including total price to the retailer, quality, and retail price to the consumer. The number of suppliers in the swimwear market is estimated at 3,000 companies. Well-established suppliers, which make up 20% of the industry, and those that specialize in swimwear are able to offer the lowest export prices for swimwear in any price range. Most of our competitors are significantly better capitalized than we are, have been in business for a longer period of time, have significantly greater brand recognition, larger sales forces and customer bases, longer operating histories, and great financial and other resources.

Subsidiaries

The Company has two wholly owned subsidiaries, Purchasing Services, NY, Inc. and Accident Prevention Plus, LLC which ceased operations during the first quarter of 2005 and it’s newly acquired wholly owned subsidiary S2 discussed above.

Government Approvals

No government approvals are needed for our services.

Employees

As of December 31, 2004, the Company had 2 employees, its then Chief Executive Officer and Chief Financial Officer. As of October 18, 2007, full time employees are as follows:

Operations       4
Management   2

We currently have no collective bargaining agreements. We consider our relationship with our employees to be excellent.

ITEM 2. DESCRIPTION OF PROPERTY.

At December 31, 2004, leased executive offices are located at 21 N. Hepburn Ave., Ste. 12, Jupiter, FL 33458. With the cease of operations in the first quarter of 2005, the Company moved from these premises.

The Company currently leases property at 976 Lexington Avenue, New York, NY 10021. Management of the Company believes that the current space is adequate for the foreseeable needs. The Company does not intend to acquire any real property.

ITEM 3. LEGAL PROCEEDINGS.

The Company is a named defendant in a lawsuit filed in the New York Supreme Court County of Nassau. The lawsuit claims that the Company breached a contract claim stemming from the Company's failure to install certain devices in the Plaintiff's fleet of ambulances, and seeks compensatory damages in the amount of $195,000. The Company has asserted a counter-claim based upon tortuous interference with contract, and has denied all of the Plaintiff's allegations. A settlement offer has been made by the Company, whereby the Company would complete installation of its devices in exchange for a general release. The plaintiff has not responded to that offer. While the Company cannot predict the outcome of any settlement, the Company estimates that its liability under this litigation will not exceed $71,000.

There are no other material pending legal or governmental proceedings relating to our Company or properties to which we are a party, and to our knowledge, there are no material proceedings to which any of our directors, executive officers or affiliates are a party adverse to us or which have a material interest adverse to us.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

There were no matters submitted to the Company’s security holders for a vote during the course of the fourth quarter of this fiscal year.

REMAINDER OF PAGE INTENTIONALLY LEFT BLANK

PART II

ITEM 5. MARKET FOR THE COMPANY’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

As of December 31, 2004, the Company’s Common Stock was traded on the Over-the-Counter Bulletin Board under the symbol “TSVe”; however in 2007 the symbol was changed to “IDGI.PK”. The market for the Company’s Common Stock was limited, volatile and sporadic and could be subject to wide fluctuations in response to quarter to quarter variations in operating results, news announcements, trading volume, sales of Common Stock by officers, directors and principal shareholders of the Company, general market trends, changes in the supply and demand for the Company’s shares, and other factors. The following table sets forth the high and low sales prices relating to the Company's common stock for fiscal years 2004 and 2003. These quotations reflect inter-dealer prices without retail mark-up, mark-down or commissions, and may not reflect actual transactions.

Period (Calendar Year)	High*	Low*

2004:
Fourth Quarter	$26.00	$9.00
Third Quarter	$70.00	$14.00
Second Quarter	$60.00	$20.00
First Quarter	$60.00	$11.00

2003:
Fourth Quarter	$40.00	$10.00
Third Quarter	$54.00	$20.00
Second Quarter	$36.00	$12.00
First Quarter	$70.00	$21.00

(*) The stock prices referenced in this table for the calendar years 2004 and 2003 reflect the historical stock price of the Company’s common stock prior to the acquisition of the current operating company and reflect the 1:10 and 1:20 reverse stock split of the Company’s common stock effective as of March 9, 2007 and May 1, 2007 respectively.

Holders

There were 261 registered holders or persons otherwise entitled to hold our common shares as of December 31, 2004 pursuant to a shareholders’ list provided by our transfer agent as of that date and our records relating to issuable shares.  The number of registered shareholders excludes any estimate by us of the number of beneficial owners of common shares held in street name.

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

Securities Authorized for Issuance under Equity Compensation Plans

On January 1, 1999, the Board of Directors of the Company adopted the Non-Qualified Stock Option Plan (the "SOP") which provided for the grant of options to purchase an aggregate of 6,000,000 shares of restricted common stock at $14.50 per share. As a result of two reverse stock splits discussed in Market Information above, the number of shares reserved under the SOP was reduced to 15,000. The purpose of the SOP is to make options available to directors, management and significant contractors of the Company in order to encourage them to secure an increase on reasonable terms of their stock ownership in the Company and to remain in the employ of the Company, and to provide them compensation for past services rendered.

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

Recent Sales of Unregistered Securities

In February 2004, the Company issued 416,667 (2,084 post splits) shares of its Common Stock in connection with a private placement transaction valued at $25,000.

In March 2004, the Company issued 1,000,000 (5,000 post splits) shares of its Common Stock to a consulting as payment for services rendered valued at $180,000.

In June 2004, the Company issued 1,250 (post splits) shares of its Common Stock valued at $0.10 per share to two executives as part of their compensation as covered in their employment agreements.

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

General

The following discussion of our financial condition and results of operations should be read in conjunction with our audited financial statements for the year ended December 31, 2004 and explanatory notes included as part of this annual report.

Cautionary Statement Regarding Forward-Looking Statements

This report, including the documents incorporated by reference in this report, includes forward-looking statements. We have based these forward-looking statements on our current expectations and projections about future events. Our actual results may differ materially from those discussed herein, or implied by these forward-looking statements. Forward-looking statements are identified by words such as “believe,” “anticipate,” “expect,” “intend,” “plan,” “will,” “may” and other similar expressions. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements.

Results of Operations

Results of Operations - Comparison of Year Ended December 31, 2004 and 2003

Revenues and Cost of Sales. The Company’s revenues were $31,909 and $49,376 for the years ended December 31, 2004 and 2003 respectively, while cost of revenues during the same periods were $71,101 and $26,793 respectively.

General and Administrative Expenses. General and administrative expenses were $525,334 and $367,011 for the years ended December 31, 2004 and 2003 respectively. This increase of $158,323 is primarily a result of consulting services and compensation earned but unpaid to the Chief Executive Officer and Chief Financial Officer.

Research and Development Expenses. Research and development expenses $176 and $14,550 for the years ended December 31, 2004 and 2003 respectively. This reduction is a result of a reduction in operations during 2004.

Interest Expense.  During the years ended December 31, 2004 and 2003, the Company recorded interest expense in the amount of $202,604 and $131,400 respectively.

Capital Expenditures, Capital Resources and Liquidity

The following summary table presents comparative cash flows of the Company for the periods indicated.

	Years Ended
	December 31,
	2004	2003
Net cash provided by (used in) operating activities	$15,807	$(293,811)
Net cash provided by (used in) financing activities	$(16,742)	$293,450

Capital Expenditures. The Company did not incur any material capital expenditures for office equipment, office furniture or other fixed assets during the year 2004

Liquidity and Capital Resources. The Company’s capital resources have historically been provided by the sale of its Common Stock and by short term loans.

At December 31, 2004, the Company had no assets and current liabilities of approximately $4,000,000, resulting in a working capital deficit of approximately $4,000,000, as compared to a working capital deficit of approximately $3,700,000 at December 31, 2003.

Going Concern Issue

As of December 31, 2004, the Company has an accumulated deficit and no current established source of revenue. The foregoing matters have raised substantial doubt about the ability of our Company to continue as a going concern. Management believes that there will not be sufficient cash to continue the business for the next twelve months. Failure to obtain such funding would have a material adverse effect on the Company’s results of operations and financial condition. As described in Business Development, the Company ceased operations during the first quarter of 2005 and remained inactive until its acquisition of S2 in May 2007.

Critical Accounting Policies and Estimates

Our financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make significant estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosure of contingent assets and liabilities. We evaluate our estimates, including those related to contingencies, on an ongoing basis. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

ITEM 7. FINANCIAL STATEMENTS.

Financial statements are included and may be found at pages F-1 through F-19.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 8A. CONTROLS AND PROCEDURES.

As of the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934. Based on that evaluation, our management, including the chief executive officer and the chief financial officer, concluded that as of the date of the evaluation our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the Company’s periodic filings under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including those officers, to allow timely decisions regarding required disclosure. There have been no significant changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the period covered by this report.

ITEM 8B. OTHER INFORMATION

None.

REMAINDER OF PAGE INTENTIONALLY LEFT BLANK

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The following information provided under this PART III presents the information as it relates to the Directors, Executive Officers, Promoters, Control Persons and Corporate Governance as was in effect on December 31, 2004. At the time of this writing, as described in Business Development above, the Directors and Executive Officers have changed.

The following table identifies our current executive officers and directors, their respective offices and positions, and their respective dates of election or appointment:

Name	Age	Office
Alan Schwartz	60	Chief Executive Officer, President and Director
Jennifer Swanson	40	Chief Financial Officer, Executive Vice President
Sanford I. Feld	70	Director
Pierre Pommarel	25	Director

There is no arrangement or understanding between any of our directors or executive officers and any other person pursuant to which any director or officer was or is to be selected as a director or officer, and there is no arrangement, plan or understanding as to whether non-management shareholders will exercise their voting rights to continue to elect the current board of directors.  There are also no arrangements, agreements or understandings to our knowledge between non-management shareholders that may directly or indirectly participate in or influence the management of our affairs.

Business Experience

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

SANFORD FELD has been a Director of Company since March 2004. At December 31, 2004 Mr. Feld was the major shareholder, chairman of the board of directors and chief financial officer of Summit Hill Flavors, Inc. Also at December 31, 2004, Mr. Feld was chairman and chief executive officer of Leafland Associates, Inc. (successor to Feld Investment & Realty Management).

PIERRE POMMAREL has been a Director of the Company since February 2004. At December 31, 2004, Mr. Pommarel was engaged as a software engineer for the Company.

Significant Employees

Other than the executive officers named herein, the Company does not have any “significant employees.”

Family Relationships

There are no family relationships between any of our directors and executive officers.

Involvement In Legal Proceedings

To the best of our knowledge, during the past five years, none of our directors or executive officers were involved in any of the following: (1) any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time; (2) any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses); (3) being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; and (4) being found by a court of competent jurisdiction (in a civil action), the SEC or the Commodities Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

Board of Directors

As noted above, there are currently three directors serving on our board. All of the directors will serve until the next annual meeting of shareholders and until their successors are elected and qualified by our shareholders, or until their earlier death, retirement, resignation or removal.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires directors and certain officers of the Company, as well as persons who own more than 10% of a registered class of the Company’s equity securities (“Reporting Persons”), to file reports with the Securities and Exchange Commission. The Company believes that during fiscal 2004, all Reporting Persons timely complied with all filing requirements applicable to them.

ITEM 10. EXECUTIVE COMPENSATION.

The following table sets forth summary information concerning the compensation received for services rendered to us during the fiscal years ended December 31, 2004 and 2003 by our Chief Executive Officer and President and CFO/Exec VP.

Name	Position	Year	Salary		Dollar Value of Stock-Based Compensation
Alan Schwartz	President/CEO	2004	$111,250	(1)	$12,500
		2003	$120,000		$-0-
Jennifer Swanson	Exec. VP/CFO	2004	$106,750	(2)	$12,500
		2003	$114,000		$-0-

(1) In 2004, there were unpaid, accrued wages of $111,250 owed to Mr. Schwartz for his services rendered in 2004.

(2) In 2004, there were unpaid, accrued wages of $106,750 owed to Ms. Swanson for her services rendered in 2004.

No other annual compensation, including a bonus or other form of compensation was paid to Mr. Schwartz or Ms. Swanson during these periods. In addition to the foregoing, no long-term compensation, including restricted stock awards, securities underlying options, LTIP payouts, or other forms of compensation, were paid to Mr. Schwartz or Ms. Swanson during these periods.

Employment Agreements with Executive Management

The Company entered into employment agreements with Ms. Jennifer Swanson effective February 15, 2002 and Mr. Alan Schwartz effective March 12, 2002, respectively (individually, the “Schwartz Employment Agreement" and “Swanson Employment Agreement” or collectively, the “Employment Agreements”).

Pursuant to the terms of the Schwartz Employment Agreement, Mr. Schwartz is to be paid a monthly salary of $10,000, and shall receive an initial 575,000 shares of the Company’s restricted Common Stock and thereafter on an annual basis 125,000 shares of restricted Common Stock. Pursuant to the terms of the Swanson Employment Agreement, Ms. Swanson is to be paid a monthly salary of $9,500, and shall receive an initial 500,000 shares of the Company’s restricted Common Stock and thereafter on an annual basis 125,000 shares of restricted Common Stock.

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

Non-Qualified Stock Option Plan

On January 1, 1999, the Board of Directors of the Company adopted the Non-Qualified Stock Option Plan (the "SOP") which provided for the grant of options to purchase an aggregate of 6,000,000 shares of restricted common stock at $14.50 per share. As a result of two reverse stock splits discussed in Market Information above, the number of shares reserved under the SOP was reduced to 30,000. The purpose of the SOP is to make options available to directors, management and significant contractors of the Company in order to encourage them to secure an increase on reasonable terms of their stock ownership in the Company and to remain in the employ of the Company, and to provide them compensation for past services rendered.

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

As of the date of this Annual Report, outstanding options aggregate of 15,000 shares to the following individuals. All options granted are exercisable by the respective individual from the date of grant through the date of expiration.

Name	Number of Options Granted(*)	Date of Grant	Exercise Price	Date of Expirations
Alan Schwartz	2,500	02-15-02	$2.50	02-15-07
	2,500	02-15-02	$0.75	02-15-07
	2,500	02-15-02	$1.00	02-15-07
Jennifer Swanson	2,500	02-15-02	$2.50	02-15-07
	2,500	02-15-02	$0.75	02-15-07
	2,500	02-15-02	$1.00	02-15-07
Total	15,000

(*) Reflect the effect of reverse splits noted in Market Information

Directors’ Compensation

We have a policy of not granting fees to directors who attend a regularly scheduled or special board meeting; however, we may reimburse out-of-state directors for their cost of travel and lodging to attend such meetings.

REMAINDER OF PAGE INTENTIONALLY LEFT BLANK

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following alphabetical table sets forth the ownership, as of December 31, 2004, of our Common Stock by each person known by us to be the beneficial owner of more than 5% of our outstanding Common Stock, each of our directors and executive officers; and all of our directors and executive officers as a group. The information presented below regarding beneficial ownership of our voting securities has been presented in accordance with the rules of the Securities and Exchange Commission and is not necessarily indicative of ownership for any other purpose. This table is based upon information derived from our stock records. Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, we believe that each of the shareholders named in this table has sole or shared voting and investment power with respect to the shares indicated as beneficially owned. Except as set forth below, applicable percentages are based upon 52,309,814 shares of Common Stock outstanding as of October 18, 2007.

Name & Address of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership	Percentage
Alan Schwartz (1)	Common Stock	12,250	***
Jennifer Swanson (1)	Common Stock	12,039	***
Sandford Feld (1)	Common Stock	2,084	***
Pierre Pommarel	Common Stock	-0-	***
All directors and named executive officers as a group (persons) (4)			***

*** Indicates less than 1%.

(1)	These are restricted shares of Common Stock.

(2)
This figure includes: (a) 4,750 shares of Common Stock held of record by Mr. Schwartz; and (b) an assumption of the exercise by Mr. Schwartz of an aggregate of 7,500 Stock Options to acquire 7,500 shares of Common Stock. As of December 31, 2004, no Stock Options have been exercised.

(3)
This figure includes: (a) 4,539 shares of Common Stock held of record by Mr. Schwartz; and (b) an assumption of the exercise by Ms. Swanson of an aggregate of 7,500 Stock Options to acquire 7,500 shares of Common Stock. As of December 31, 2004, no Stock Options have been exercised.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

None

REMAINDER OF PAGE INTENTIONALLY LEFT BLANK

ITEM 13. EXHIBITS.

Exh. No.	Date of Document	Description of Document
3.1		Articles of Incorporation (1)

3.1.1		Certificate of Amendment to Articles of Incorporation dated March 9, 1999 (1)

3.1.2		Certificate of Amendment to Articles of Incorporation dated September 2004 (2)

21.1		List of Subsidiaries

31.1	October 18, 2007	Certification of Chief Executive Officer of Periodic Report pursuant to Rule 13a-14a and Rule 14d-14(a). (*)

31.2	October 18, 2007	Certification of Principal Financial Officer of Periodic Report pursuant to Rule 13a-14a and Rule 15d-14(a). (*)

32.1	October 18, 2007	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350. (*)

32.2	October 18, 2007	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350. (*)

(1) Previously filed with Form 105B12G filed with the SEC on June 3, 1999.

(2) Previously filed with the Preliminary Information Statement filed with the SEC on June 18, 2004.

(*) Filed herewith.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees. We incurred aggregate fees and expenses of approximately $3,200, from Rosenberg Rich Baker Berman and Co., PA. for the 2004 fiscal year. Such fees were primarily for work completed for our quarterly reviews.

Tax Fees. We incurred no fees for the 2004 fiscal year for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees. We incurred no other fees for the 2004 fiscal year.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned.

Title	Name	Date	Signature

Principal Executive Officer	Stacy Josloff	October 18, 2007	/s/ Stacy Josloff

Principal Financial Officer	Stacy Josloff	October 18, 2007	/s/ Stacy Josloff

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Stacy Josloff	Chief Executive Officer and Director	October 18, 2007
Stacy Josloff

By:	/s/ StacyJosloff	Chief Financial Officer and Director	October 18, 2007
Stacy Josloff

By:	/s/ Stephanie Hirsch	President and Director	October 18, 2007
Stephanie Hirsch

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
INCA Designs, Inc.:

We have audited the accompanying consolidated balance sheet of INCA Designs, Inc., as of December 31, 2004, and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended December 31, 2004 and 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of INCA Designs, Inc. as of December 31, 2004, and the consolidated results of their operations and their cash flows for the years ended December 31, 2004 and 2003 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As more fully discussed in Note A to the financial statements, the Company has suffered losses from operations and has a working capital deficiency as of December 31, 2004. These conditions raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note A. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Rosenberg Rich Baker Berman & Company, PA

Bridgewater, New Jersey
October 11, 2007

INCA DESIGNS, INC. AND SUBSIDIARIES
f/k/a TRANSPORTATION SAFETY TECHNOLOGY, INC.
f/k/a ACCIDENT PREVENTION PLUS, INC.
CONSOLIDATED BALANCE SHEET
DECEMBER 31, 2004

ASSETS

Current assets:
Cash	$87
Total current assets	87

Total assets	$87

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Notes and loans payable, current portion	$1,254,439
Convertible notes payable	430,000
Accounts payable	680,608
Accrued expenses and other liabilities	267,513
Accrued interest	462,744
Due to officers	414,285
Total current liabilities	3,509,589

Common stock subject to rescission of 12,496 shares issued and outstanding	181,189
Bridge loans expected to convert to equity	343,300
Total liabilities	4,034,078

Commitments and contingencies	-

Stockholders' deficit:
Common stock - par value $.001; 50,000,000 shares authorized;	12,840
12,840,021 shares issued and outstanding
Additional paid-in capital	6,547,465
Accumulated deficit	(10,594,296)
Total stockholders' deficit	(4,033,991)

Total liabilities and stockholders' deficit	$87

The accompanying footnotes are an integral part of these consolidated financial statements.

INCA DESIGNS, INC. AND SUBSIDIARIES
f/k/a TRANSPORTATION SAFETY TECHNOLOGY, INC
f/k/a ACCIDENT PREVENTION PLUS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR YEARS ENDED DECEMBER 31, 2004 AND 2003

	December 31,
	2004	2003

Revenues, net	$31,909	$49,376

Cost of revenues	71,101	26,793

Gross profit	(39,192)	22,583

Operating expenses:
Selling, general and administration	525,334	367,011
Research and development	176	14,550
Total operating expense	525,510	381,561

Operating loss	(564,702)	(358,978)

Other income and (expense)
Interest expense	(202,604)	(131,400)
Amortization of debt issue costs	(21,335)	(85,332)
Debt Extinguishment	138,857	-
Disposal of fixed assets-net	(6,091)	-
Total other income (expense)	(91,173)	(216,732)

Loss before taxes	(655,875)	(575,710)

Provision for income taxes	-	-

Net loss	$(655,875)	$(575,710)

Basic Earnings Per Share:

Net loss	($0.053)	($0.051)

Weighted Average Number of
Shares Outstanding	12,415,375	11,193,726

The accompanying footnotes are an integral part of these consolidated financial statements.

INCA DESIGNS, INC. AND SUBSIDIARIES
f/k/a TRANSPORTATION SAFETY TECHNOLOGY, INC.
f/k/a ACCIDENT PREVENTION PLUS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

	December 31,
	2004	2003

CASH FLOWS FROM OPERATING ACTIVITES
Net loss	$(655,875)	$(575,710)
Adjustments to reconcile net loss to net cash flows from
operating activities:
Depreciation and amortization expense	-	4,988
Amortization of debt issue costs	21,335	85,332
Common stock issued in connection
with consulting expense	180,000	2,520
Common stock issued in connection
with employment agreements	67,500	12,500
Interest accrued on notes payable and
other debt	202,604	66,000
Changes in assets and liabilities:
Inventory	44,741	(24,394)
Accounts receivable	20,028	(1,180)
Prepaid expenses and other current assets	4,134	-
Other assets	18,761	-
Accounts payable, accrued expense and		-
other current liabilities	112,579	136,133

Net cash flows provided by (used in) operating activities	15,807	(293,811)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	25,000	35,000
Proceeds from notes payable	272,458	82,500
Proceeds from notes payable-shareholders	-	183,500
Repayment of notes payable	(314,200)	(7,550)

Net cash flows provided by (used in) financing activities	(16,742)	293,450

Decrease in cash	(935)	(361)
Cash, beginning of year	1,022	1,383
Cash, end of year	$87	$1,022

Interest Paid	$-	$65,400

Income Taxes Paid	$-	$-

The accompanying footnotes are an integral part of these consolidated financial statements.

INCA DESIGNS, INC. AND SUBSIDIARIES
f/k/a TRANSPORTATION SAFETY TECHNOLOGY, INC.
f/k/a ACCIDENT PREVENTION PLUS, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance, December 31, 2002	10,455,354	$10,456	$6,121,159	$(9,362,711)	$(3,231,096)

Shares issued in connection with
private placement	450,000	450	34,550	-	35,000
Shares issued in connection with
employment agreement	250,000	250	12,250	-	12,500
Shares issued in connection with
consulting agreement	18,000	18	2,502	-	2,520
Amortization of debt issue costs	-	-	85,332	-	85,332
Net loss	-	-	-	(575,710)	(575,710)

Balance, December 31, 2003	11,173,354	11,174	6,255,793	(9,938,421)	(3,671,454)

Shares issued in connection with
private placement	416,667	416	24,584	-	25,000
Shares issued in connection with
employment agreement	250,000	250	66,753	-	67,003
Shares issued in connection with
consulting agreement	1,000,000	1,000	179,000	-	180,000
Amortization of debt issue costs	-	-	21,335	-	21,335
Net loss	-	-	-	(655,875)	(655,875)

Balance, December 31, 2004	12,840,021	$12,840	$6,547,465	$(10,594,296)	$(4,033,991)

The accompanying footnotes are an integral part of these consolidated financial statements.

INCA DESIGNS, INC. AND SUBSIDIARIES
f/k/a TRANSPORTATION SAFETY TECHNOLOGY, INC.
f/k/a ACCIDENT PREVENTION PLUS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

INCA Designs, Inc. (the “Company”) was formed in Nevada in 1998 under the name of Accident Prevention Plus, Inc. In December 2004, the Company changed its name to Transportation Safety Technology, Inc. and in March 2007 changed its name to INCA Designs, Inc.

The Company was a technology company which designed, manufactured and distributed on board recorders and specialty interface equipment for all types of vehicles. The Company specialized in the safety, economic enhancement of and security for vehicles, drivers, roads and cargo. During the three months ended March 31, 2005, the Company and its wholly owned subsidiaries International Purchasing Services, NY, Inc. and Accident Prevention Plus, LLC ceased operations and remained inactive until May 21, 2007, at which time the Company acquired 100% of the stock of S2 New York Design Corp. (“S2”) and operates it as its wholly owned subsidiary. S2 was incorporated as a New York corporation on November 1, 2006 and designs, contracts for the manufacture of, markets, retails, and distributes resort wear and swimwear. INCA intends for the business of S2 to be its sole line of business.

Basis of Accounting

The Company maintained its financial records and financial statements on the accrual basis of accounting.

Cash and Cash Equivalents

For purposes of the Statements of Cash Flows, the Company considered amounts held by financial institutions and short-term investments with an original maturity of 90 days or less to be cash and cash equivalents.

Research and Development Costs

Research and development costs are expensed as incurred.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All inter-company accounts and transactions have been eliminated in consolidation.

Fair Value of Financial Instruments

For accounts payable and accrued expenses, the carrying amount approximates fair value because of the short term maturity of these instruments.

Fair value estimates are made at a specific point in time, based on relevant information and information about the financial instrument. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

INCA DESIGNS, INC. AND SUBSIDIARIES
f/k/a TRANSPORTATION SAFETY TECHNOLOGY, INC.
f/k/a ACCIDENT PREVENTION PLUS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recent Accounting Pronouncements

In February 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments". SFAS No. 155 amends FASB Statements No. 133, Accounting for Derivative Instruments and Hedging Activities, and No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities and permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation.

SFAS No. 155 is effective for all financial instruments acquired, issued, or subject to a remeasurement (new basis) event occurring after the beginning of an entity's first fiscal year that begins after September 15, 2006. Management does not expect the implementation of this new standard to have a material impact on the Company's financial position, results of operations and cash flows.

In March 2006, the FASB issued SFAS No. 156 “Accounting for Servicing of Financial Asset". SFAS No. 156 amends FASB Statement No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities", with respect to the accounting for separately recognized servicing assets and servicing liabilities.

SFAS No. 156 is effective as of the beginning of an entity’s first fiscal year that begins after September 15, 2006. Management does not expect the implementation of this new standard to have a material impact on the Company's financial position, results of operations and cash flows.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements". SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements.

SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Management does not expect the implementation of this new standard to have a material impact on the Company's financial position, results of operations and cash flows.

On September 13, 2006, the SEC released Staff Accounting Bulletin No. 108, "Considering the Effects of Prior Period Misstatements When Quantifying Misstatements in Current Year Financial Statements", which provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. The standard is effective for the first annual financial statements for fiscal years beginning after November 15, 2006. The Company is currently considering the effect of implementing the requirements of this standard.

On February 3, 2006, the FASB issued FASB Staff Position FSP FAS 123R-4, "Classification of Options and Similar Instruments Issued as Employee Compensation That Allow for Cash Settlement Upon the Occurrence of a Contingent Event." This FASB Staff Position (FSP) addresses the classification of options and similar instruments issued as employee compensation that allow for cash settlement upon the occurrence of a contingent event. The guidance in this FSP amends paragraphs 32 and A229 of FASB Statement No. 123 (revised 2004), Share-Based Payments.

INCA DESIGNS, INC. AND SUBSIDIARIES
f/k/a TRANSPORTATION SAFETY TECHNOLOGY, INC.
f/k/a ACCIDENT PREVENTION PLUS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

On October 10, 2006, the FASB issued FASB Staff Position FSP FAS 123R-5, "Amendment of FASB Staff Position FAS 123R-1." This FASB Staff Position (FSP) addresses whether a modification of an instrument in connection with an equity restructuring should be considered a modification for purposes of applying FSP FAS 123(R)-1, "Classification and Measurement of Freestanding Financial Instruments Originally Issued in Exchange for Employee Services under FASB Statement No. 123(R)."

On February 3, 2006, the FASB issued FASB Staff Position FSP FAS 123R-6, "Technical Corrections of FASB Statement No. 123(R) "This FASB Staff Position (FSP) addresses certain technical corrections of FASB Statement No. 123 (revised 2004), Share-Based Payment.

The Company's adoption of SFAS 123(R) and the implementation of these new standards did not have a material impact on the Company's financial position, results of operations and cash flows.

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

The only material tax effect of significant items comprising the Company's current deferred tax assets as of December 31, 2004 is the Company's net operating loss carryforwards ("NOL's"), which amounted to approximately $5,630,000 for the Company. The deferred tax asset associated with the Company's NOL's amounted to approximately $2,000,000 as of December 31, 2004. In accordance with SFAS 109, the Company has recorded a 100% valuation allowance for such deferred tax asset since management could not determine that it was "more likely than not" that the deferred tax assets would be realized in the future. The Company's NOL's amounting to approximately $5,630,000 will expire in the years 2005 through 2024 if not utilized prior.

INCA DESIGNS, INC. AND SUBSIDIARIES
f/k/a TRANSPORTATION SAFETY TECHNOLOGY, INC.
f/k/a ACCIDENT PREVENTION PLUS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Stock Based Compensation

The Company follows the requirements of SFAS 123(R), Share Based Payments with regard to stock based compensation issued to both employees and non-employees. The Company has various employment agreements and consulting arrangements that call for stock to be awarded to the employees and consultants at various times as compensation and periodic bonuses. The expense for this stock based compensation is equal to the fair value of the stock that was determined by using the closing trading price on the day the stock was awarded multiplied by the number of shares awarded.

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

Use of Estimates

The Company’s financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make significant estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosure of contingent assets and liabilities. We evaluate our estimates, including those related to contingencies, on an ongoing basis. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Debt Issue Costs

The Company recorded debt issuance costs of $21,335 in 2004 and $85,332 in 2003.

Going Concern

At December 31, 2004, the Company had cash totaling $87. As of December 31, 2004, the Company had an accumulated deficit and no established source of revenue and is in arrears with trade creditors and payroll taxes. Should the taxing authorities take further actions, the results could be detrimental to the Company's ability to operate. In addition, the Company is in arrears with respect to revised payment arrangements with its bank debt. Should the banks take action against the Company the results could adversely affect the Company. The foregoing matters raise substantial doubt about the ability of the Company to continue as a going concern. Management believes the current cash on hand and anticipated revenues may not be sufficient to retire the full amount of the obligations that mature during the next twelve months. As such, the Company may seek external sources to satisfy these obligations. Failure to obtain such funding would have a material adverse effect on the Company’s results of operations and financial condition

INCA DESIGNS, INC. AND SUBSIDIARIES
f/k/a TRANSPORTATION SAFETY TECHNOLOGY, INC.
f/k/a ACCIDENT PREVENTION PLUS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

The financial statements do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should the Company be unable to continue in operation.

NOTE B - COMMON AND PREFERRED STOCK

Common Stock

At December 31, 2004, the Company has 50,000,000 shares of Common Stock authorized of which 12,840,021 are issued and outstanding. The par value of the Company’s Common Stock is $0.001.

There is a limited public trading market for the Company’s Common Stock and a regular, more active trading market may not develop, or if developed, may not be sustained. Currently, the Company’s Common Stock trades under the symbol “IDGI.PK”.

In February 2004, the Company issued 416,667 shares of its Common Stock valued at $0.06 per share in connection with a private placement transaction valued at $25,000.

In March 2004, the Company issued 1,000,000 shares of its Common Stock valued at $0.18 per share to a consultant as payment for services rendered valued at $180,000.

In June 2004, the Company issued 250,000 shares of its Common Stock valued at $0.10 per share to two executives as part of their compensation as covered in their employment agreements.

Preferred stock

The Company has no shares of preferred stock authorized.

Stock Options

Effective January 1, 1999, the Company established a non-qualified stock option plan ("Stock Option Plan") pursuant to which 6,000,000 shares of common stock are reserved for issuance upon the exercise of options. The option plan is designed to serve as an incentive for retaining qualified and competent key employees, officers and the director of the Company. As of December 31, 2004, 3,000,000 options are outstanding.

INCA DESIGNS, INC. AND SUBSIDIARIES
f/k/a TRANSPORTATION SAFETY TECHNOLOGY, INC.
f/k/a ACCIDENT PREVENTION PLUS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004

NOTE B - COMMON AND PREFERRED STOCK (continued)

Stock Options (continued)

A summary of the Company's stock option activity and related information follows:

	Number of Shares Under Option	Range of Options Price Per Share	Weighted Average Exercise Price
Balance at January 1, 2003	3,264,000	$0.75-14.50	$2.28
Granted	-0-	-0-	-0-
Exercised	-0-	-0-	-0-
Cancelled	-0-	-0-	-0-
Balance at December 31, 2003	3,264,000	$0.75-14.50	$2.28
Granted	-0-	-0-	-0-
Exercised	-0-	-0-	-0-
Cancelled	(264,000)	(14.50)	(14.50)
Balance at December 31, 2004	3,000,000	$0.75-2.50	$1.42

In compliance with SFAS No. 123, the Company has elected to provide the proforma disclosure of net income (loss) and earnings per share as if the fair value based method had been applied to the Company's financial statements. The Company continued its use of APB Opinion No. 25. As such, the Company's net loss and loss per share for the years ended December 31, 2004 and 2003, adjusted to reflect proforma amounts, are indicated below:

	Years Ended December 31,
	2004	2003
Net loss:
As reported	$(655,875)	$(575,710)
Proforma	$(655,875)	$(575,710)

Basic and diluted loss per share:
As reported	$(0.05)	$(0.05)
Proforma	$(0.05)	$(0.05)

INCA DESIGNS, INC. AND SUBSIDIARIES
f/k/a TRANSPORTATION SAFETY TECHNOLOGY, INC.
f/k/a ACCIDENT PREVENTION PLUS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004

NOTE B - COMMON AND PREFERRED STOCK (continued)

The fair value of stock options granted were estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted-average fair value and related assumptions:

Years Ended December 31,
	2004	2003

Weighted average fair value	N/A	N/A
Expected volatility	N/A	N/A
Risk-free interest rate	N/A	N/A
Expected life (year)	N/A	N/A
Expected dividend yield	N/A	N/A

REMAINDER OF PAGE INTENTIONALLY LEFT BLANK

INCA DESIGNS, INC. AND SUBSIDIARIES
f/k/a TRANSPORTATION SAFETY TECHNOLOGY, INC.
f/k/a ACCIDENT PREVENTION PLUS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004

NOTE C - NOTES AND LOANS PAYABLE

As of December 31, 2004, the Company is in default in the following obligations.

The principal balance on promissory notes with a financial institution totaled $484,000. In August 2002, the Company negotiated a settlement with the financial institution with payment terms of $5,000 per month on the promissory notes. During the year ended December 31, 2004 no payments were made.	$484,000

Promissory note with interest accruing at 8% per annum, due on demand to a former officer/director.	50,000

Promissory note which the former officer/director secured personally through a financial institution. The Company has guaranteed to reimburse the officer for all interest and the direct cost of such loan. This loan bears interest at 9.25% per annum and is due on demand.	240,000

Promissory note with interest accruing at 10% per annum, due on demand to a former officer/director.	7,500

Promissory note with interest accruing at 10% per annum, due on demand to a former officer/director.	3,500

Non-interest bearing advances and unreimbursed expenses to a former officer/director.	79,143

Notes and loans payable to individuals with interest accruing at 10% per annum, due on demand.	288,000

Notes payable to an individual with interest accruing at 10%, all with a due date of March 1, 2002.	102,296

TOTAL	$1,254,439

INCA DESIGNS, INC. AND SUBSIDIARIES
f/k/a TRANSPORTATION SAFETY TECHNOLOGY, INC.
f/k/a ACCIDENT PREVENTION PLUS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004

NOTE D - CONVERTIBLE PROMISSORY NOTES

As of December 31, 2004, the Company is in default in the following obligations.

In December 1999, the Company executed a convertible promissory note with a now former officer and director, bearing interest at prime per annum (4.75% at December 31, 2001) with principal payable in full on December 31, 2001. Commencing on September 30, 2000 the note was convertible into Common Stock at the rate of $14.50 per share.	$250,000

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
180,000

TOTAL	$430,000

NOTE E - COMMON STOCK SUBJECT TO RESCISSION OFFER

Common stock sold subsequent to August 3, 1999 pursuant to the Company's limited offering memoranda of January and April 1999, may be in violation of the requirements of the Securities Act of 1933. In addition, certain state securities rules and regulations may not have been complied with to ensure availability of a private placement transaction exemption. As such, the proceeds of $202,939 from the issuance of 13,996 shares of common stock through December 31, 1999 were classified outside of equity in the balance sheet and classified as common stock subject to rescission. On April 18, 2000, the Company repurchased 1,500 shares of common stock from two of the related shareholders. The Company subsequently canceled these shares. As of December 31, 2002, the balance of proceeds was $181,189 and the related shares were 12,496. As of December 31, 2004, no additional investors have requested the Company to repurchase their shares.

INCA DESIGNS, INC. AND SUBSIDIARIES
f/k/a TRANSPORTATION SAFETY TECHNOLOGY, INC.
f/k/a ACCIDENT PREVENTION PLUS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004

NOTE F - BRIDGE LOAN EXPECTED TO BE CONVERTED TO EQUITY

During the year ended December 31, 2002, the Company entered into various bridge loans which are convertible into Common Stock of the Company. As of December 31, 2004, there remains outstanding three such bridge loans totaling $343,300. These bridge loans bear an interest rate of 10%.	$343,300

NOTE G -DUE TO OFFICERS

At December 31, 2005, amounts due to officers consisted of the following:

Accrued compensation	$394,180
Advances	15,115

TOTAL	$409,295

The amounts are non-interest bearing and have no stated terms of repayment.

NOTE H -ACCRUED EXPENSES AND OTHER LIABILITIES

Accrued expenses and other liabilities consist of the following at December 31, 2004:

Accrued expenses	$133,838
Payroll taxes	18,225
Cash advanced for stock purchase	38,500
Other liabilities	91,950

TOTAL	$282,513

NOTE I - COMMITMENTS AND CONTINGENCIES

Employment Agreements

During 2002, the Company entered into employment agreements with its two executive officers, which provide for annual salaries of $120,000 and $114,000 and common stock grants of 125,000 shares each during the year. In connection with this agreement, the Company granted 125,000 shares of its common stock to each of its two executive officers for the years ended December 31, 2003 and 2004. These grants were valued at $6,250 per officer and $33,500 per officer respectively. The agreements provide for certain expenses and annual raises based upon the ability of the Company to fund the same. No options were granted in 2005.

INCA DESIGNS, INC. AND SUBSIDIARIES
f/k/a TRANSPORTATION SAFETY TECHNOLOGY, INC.
f/k/a ACCIDENT PREVENTION PLUS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004

NOTE I - COMMITMENTS AND CONTINGENCIES (continued)

Litigation

The Company is a named defendant in a lawsuit filed in the New York Supreme Court County of Nassau. The lawsuit claims that the Company breached a contract claim stemming from the Company's failure to install certain devices in the Plaintiff's fleet of ambulances, and seeks compensatory damages in the amount of $195,000. The Company has asserted a counter-claim based upon tortuous interference with contract, and has denied all of the Plaintiff's allegations. A settlement offer has been made by the Company, whereby the Company would complete installation of its devices in exchange for a general release. The plaintiff has not responded to that offer. While the Company cannot predict the outcome of any settlement, the Company estimates that its liability under this litigation will not exceed $71,000. Accordingly, an accrual of $71,000 was reflected in the accompanying December 31, 2005 consolidated balance sheet.

Management is not aware of any other legal proceedings contemplated by any governmental authority or other party involving the Company or its properties. No director, officer or affiliate of the Company is (i) a party adverse to the Company in any legal proceedings, or (ii) has an adverse interest to the Company in any legal proceedings. Management is not aware of any other legal proceedings pending or that have been threatened against the Company or its properties. As of December 31, 2005, the Company owes approximately $18,000 in payroll taxes originating in periods prior to 1999. Federal and state tax liens have been filed against the Company in connection with unpaid payroll taxes. Although the Internal Revenue Service and the Employment Commission of the State of New York have filed liens against the Company, respectively, as a result of unpaid payroll taxes, these governmental entities have not initiated legal proceedings against the Company to seize the Company's assets to pay such taxes.

NOTE J - SUBSEQUENT EVENTS

In October 2006, Mark Smith was approved as the court-appointed custodian of the Company by the Second Judicial District Court of the State of Nevada, in and for the County of Washoe, (the “Court”) of Transportation Safety Technology, Inc., and filed paperwork with the State of Nevada naming himself as sole officer and director. Mr. Smith, using independent consulting firms, performed appropriate searches to determine that the Company was inactive and had no liens or judgments outstanding. Mr. Smith provided the Court with the independent consulting reports and on November 8, 2006 the Court filed an Order Approving (the) Report and Discharging (the) Custodian.

In November 2006, Mr. Smith, as sole director, authorized the issuance of 36,330,346 shares to the independent consulting firms in payment of their outstanding invoices totaling $55,345. In February 2007, the Company prepared and mailed an Information Statement and obtained proxies to reconstitute the capital structure and split its common stock on a 1:10.

INCA DESIGNS, INC. AND SUBSIDIARIES
f/k/a TRANSPORTATION SAFETY TECHNOLOGY, INC.
f/k/a ACCIDENT PREVENTION PLUS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004

NOTE J - SUBSEQUENT EVENTS (continued)

In February 2007, Donald R. Mastropietro was appointed sole officer and director (completed after the proxies were obtained but before the actions were put into effect). In March 2007, Mr. Mastropietro, as sole director, authorized the change of the Company’s name to INCA Designs, Inc. (“INCA”) and completed the previously authorized reconstitution of the Company’s capital structure (increasing the authorized common stock to 1 billion shares, changing its par value to $0.0001 and authorizing the issuance of up to 10 million shares of preferred stock at a par value of $0.0001). In April 2007, Mr. Mastropietro, as sole director, authorized a 1:20 reverse split of the outstanding shares of common stock of the Company (on May 9, 2007 the split was effectuated).

On May 21, 2007, the Company and S2 New York Design Corp., a New York corporation (“S2”) entered into a Securities Exchange Agreement (the “Agreement”) whereby INCA acquired 100% of the issued and outstanding shares of common stock of S2 in exchange for 26,000,000 shares of the Company’s common stock. Under the terms of the Agreement, INCA assumed subordinated convertible promissory notes previously issued by S2 (the “S2 Notes”) in the aggregate principal amount of $500,000, which, if and when converted, will convert into shares of INCA’s common stock. In association with the assumption of the S2 Notes, INCA issued an aggregate of 1,000,000 common stock purchase warrants to the holders of the convertible promissory notes which warrants were substituted for like warrants previously issued by S2. The warrants are exercisable for three years at an exercise price of $.50 per share and expire on October 31, 2009. Also on May 21, 2007, Mr. Mastropietro, as sole director, approved the appointment of Stacy Josloff (named Chairperson) and Stephanie Hirsch as members of the Board of Directors effective immediately, Mr. Mastropietro resigned as an officer and director, and Stacy Josloff was appointed CEO, CFO, and Treasurer and Stephanie Hirsch was appointed President and Secretary. Ms. Josloff and Ms. Hirsch hold similar positions in S2. Immediately following the execution of the Agreement, an aggregate of $680,650 in INCA debt was converted by non-affiliates into 26,063,750 shares of its Common Stock at a conversion ratio of $.026 per share.