Form 10QSB
period 2005-03-31
INCA Designs Inc
filed 2007-10-23
CIK 1084702

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from________ to ___________

Commission File No. 000-26257

INCA DESIGNS, INC.
(Exact Name of Small Business Issuer as Specified in Its Charter)

Nevada	11-3461611
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

976 Lexington Avenue
New York, New York 10021
(Address of Principal Executive Offices)

(212) 327-3007
(Issuer’s Telephone Number)

Transportation Safety Technology, Inc.
Accident Prevention Plus, Inc.
21 N. Hepburn Avenue, Suite 21, Jupiter, FL 33458
(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☐ No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☒ No  ☐

The number of shares outstanding of the Registrant’s common stock as of October 19, 2007 was 52,309,814.

Transitional Small Business Disclosure Format:

Yes ☐ No ☒

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

In the opinion of management, the accompanying unaudited consolidated financial statements included in this Form 10-QSB reflect all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the results of operations for the periods presented. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.

INCA DESIGNS, INC. AND SUBSIDIARIES
f/k/a TRANSPORTATION SAFETY TECHNOLOGY, INC.
f/k/a ACCIDENT PREVENTION PLUS, INC.
CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2005	2004
	Unaudited	Audited

ASSETS

Current assets:
Cash	$-	$87
Total current assets	-	87

Total assets	$-	$87

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Notes and loans payable, current portion	$1,254,439	$1,254,439
Convertible notes payable	430,000	430,000
Accounts payable	680,608	680,608
Accrued expenses and other liabilities	267,513	267,513
Accrued interest	513,449	462,744
Due to officers	414,285	414,285
Total current liabilities	3,560,294	3,509,589

Common stock subject to rescission of 12,496 shares issued and outstanding	181,189	181,189
Bridge loans expected to convert to equity	343,300	343,300
Total liabilities	4,084,783	4,034,078

Commitments and contingencies	-	-

Stockholders' deficit:
Common stock - par value $.001; 50,000,000 shares authorized; 12,840,021 shares issued and outstanding	12,840	12,840
Additional paid-in capital	6,547,465	6,547,465
Accumulated deficit	(10,645,088)	(10,594,296)
Total stockholders' deficit	(4,084,783)	(4,033,991)

Total liabilities and stockholders' deficit	$-	$87

The accompanying footnotes are an integral part of these Unaudited Consolidated Financial Statements.

INCA DESIGNS, INC. AND SUBSIDIARIES
f/k/a TRANSPORTATION SAFETY, INC.
f/k/a ACCIDENT PREVENTION PLUS, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004

	March 31,
	2005	2004

Revenues, net	$-	$-

Cost of revenues	-	5,000

Gross profit	-	(5,000)

Operating expenses:
Selling, general and administration	88	84,112
Research and development	-	176
Total operating expense	88	84,288

Operating loss	(88)	(89,288)

Other income and (expense)
Interest expense	(50,704)	(34,536)
Amortization of debt issue costs	-	(21,335)
Total other income (expense)	(50,704)	(55,871)

Loss before taxes	(50,792)	(145,159)

Provision for income taxes	-	-

Net loss	$(50,792)	$(145,159)

Basic Earnings Per Share:

Net loss	$(0.004)	$(0.014)

Weighted Average Number of Shares Outstanding	12,840,021	10,019,055

The accompanying footnotes are an integral part of these Unaudited Consolidated Financial Statements.

INCA DESIGNS, INC. AND SUBSIDIARIES
f/k/a TRANSPORTATION SAFETY TECHNOLOGY, INC.
f/k/a ACCIDENT PREVENTION PLUS, INC.
UNAUDITED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
FOR THE YEAR ENDED DECEMBER 31, 2004 AND THREE MONTHS ENDED MARCH 31, 2005

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance, December 31, 2003	11,669,655	$11,670	$6,255,297	$(9,938,421)	$(3,671,454)

Shares issued in connection with private placement	416,667	416	24,584	-	25,000
Shares issued in connection with employment agreement	250,000	250	24,750	-	25,000
Shares issued in connection with consulting agreement	1,000,000	1,000	179,000	-	180,000
Adjustment for shares not issued	(496,301)	(496)	496	-	-
Amortization of debt issue costs	-	-	21,335	-	21,335
Adjustment for stock grants	-	-	42,003	-	42,003
Net loss	-	-	-	(655,875)	(655,875)

Balance, December 31, 2004	12,840,021	12,840	6,547,465	(10,594,296)	(4,033,991)

Net loss	-	-	-	(50,792)	(50,792)

Balance, March 31, 2005	12,840,021	$12,840	$6,547,465	$(10,645,088)	$(4,084,783)

The accompanying footnotes are an integral part of these Unaudited Consolidated Financial Statements.

INCA DESIGNS, INC. AND SUBSIDIARIES
f/k/a TRANSPORTATION SAFETY TECHNOLOGY, INC.
f/k/a ACCIDENT PREVENTION PLUS, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004

	March 31,
	2005	2004

CASH FLOWS FROM OPERATING ACTIVITES
Net loss	$(50,792)	$(145,159)
Adjustments to reconcile net loss to net cash flows from operating activities:
Depreciation and amortization expense	-	1,523
Amortization of debt issue costs	-	21,335
Changes in assets and liabilities:
Inventory	-	(421)
Accounts receivable	-	350
Prepaid expenses and other current assets	-	(75)
Accounts payable, accrued expense and other current liabilities	50,705	92,170

Net cash flows used in operating activities	(87)	(30,277)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	-	25,000
Proceeds from notes payable	-	5,000

Net cash flows provided by financing activities	-	30,000

Decrease in cash	(87)	(277)
Cash, beginning of period	87	1,022
Cash, end of period	$-	$745

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid for interest	$-	$3,036
Cash paid for income taxes	$-	$-

The accompanying footnotes are an integral part of these Unaudited Consolidated Financial Statements.

INCA DESIGNS, INC. AND SUBSIDIARIES
f/k/a TRANSPORTATION SAFETY TECHNOLOGY, INC.
f/k/a ACCIDENT PREVENTION PLUS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2005 AND 2004
(UNAUDITED)

NOTE A – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Basis of Accounting

The Company maintains its financial records and financial statements on the accrual basis of accounting.

Cash and Cash Equivalents

For purposes of the Statements of Cash Flows, the Company considers amounts held by financial institutions and short-term investments with an original maturity of 90 days or less to be cash and cash equivalents.

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2005 AND 2004
(UNAUDITED)

NOTE A – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2005 AND 2004
(UNAUDITED)

NOTE A – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

On February 3, 2006, the FASB issued FASB Staff Position FSP FAS 123R-4, "Classification of Options and Similar Instruments Issued as Employee Compensation That Allow for Cash Settlement Upon the Occurrence of a Contingent Event." This FASB Staff Position (FSP) addresses the classification of options and similar instruments issued as employee compensation that allow for cash settlement upon the occurrence of a contingent event. The guidance in this FSP amends paragraphs 32 and A229 of FASB Statement No. 123 (revised 2004), Share-Based Payment

On October 10, 2006, the FASB issued FASB Staff Position FSP FAS 123R-5, "Amendment of FASB Staff Position FAS 123R-1." This FASB Staff Position (FSP) addresses whether a modification of an instrument in connection with an equity restructuring should be considered a modification for purposes of applying FSP FAS 123(R)-1, "Classification and Measurement of Freestanding Financial Instruments Originally Issued in Exchange for Employee Services under FASB Statement No. 123(R)."

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

Revenue Recognition

Revenue from product sales is recognized when the product has been shipped and collectibility is reasonably assured. Revenue recognized from these sales is net of applicable provisions for refunds, discounts and allowances. Engineering service sales are recognized upon the service having been performed.

Use of Estimates

The Company’s financial statements have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make significant estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosure of contingent assets and liabilities. We evaluate our estimates, including those related to contingencies, on an ongoing basis. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

INCA DESIGNS, INC. AND SUBSIDIARIES
f/k/a TRANSPORTATION SAFETY TECHNOLOGY, INC.
f/k/a ACCIDENT PREVENTION PLUS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2005 AND 2004
(UNAUDITED)

NOTE B – GOING CONCERN

As of March 31, 2005, the Company had an accumulated deficit and no established source of revenue and was in arrears with trade creditors and payroll taxes. Should the taxing authorities take further actions, the results could be detrimental to the Company's ability to operate. In addition, the Company is in arrears with respect to revised payment arrangements with its bank debt. Should the banks take action against the Company the results could adversely affect the Company. The foregoing matters raise substantial doubt about the ability of the Company to continue as a going concern. Management believes the current cash on hand and anticipated revenues may not be sufficient to retire the full amount of the obligations that mature during the next twelve months.

The financial statements do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should the Company be unable to continue in operation.

NOTE C – SUBSEQUENT EVENTS

In October 2006, Mark Smith was approved as the court-appointed custodian by the Second Judicial District Court of the State of Nevada, in and for the County of Washoe, (the “Court”) of Transportation Safety Technology, Inc., and filed paperwork with the State of Nevada naming himself as sole officer and director. Mr. Smith, using independent consulting firms, performed appropriate searches to determine that the Company was inactive and had no liens or judgments outstanding. Mr. Smith provided the Court with the independent consulting reports and on November 8, 2006 the Court filed an Order Approving (the) Report and Discharging (the) Custodian.

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
MARCH 31, 2005 AND 2004
(UNAUDITED)

NOTE C – SUBSEQUENT EVENTS (continued)

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

Item 2. Management’s Discussion and Analysis or Plan of Operation.

General

The following discussion and analysis provides information which management of the Company believes to be relevant to an assessment and understanding of the Company’s results of operations and financial condition. This discussion should be read together with the Company’s financial statements and the notes to the financial statements, which are included in this report. This information should also be read in conjunction with the information contained in our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2004, including the audited financial statements and notes included therein. The reported results will not necessarily reflect future results of operations or financial condition.

Cautionary Statement Regarding Forward-Looking Statements

This Quarterly Report on Form 10-QSB contains “forward-looking statements”, as that term is defined in the Private Securities Litigation Reform Act of 1995. These statements relate to future events or our future financial performance. Some discussions in this report may contain forward-looking statements that involve risk and uncertainty. A number of important factors could cause our actual results to differ materially from those expressed in any forward-looking statements made by us in this report. Forward-looking statements are often identified by words like “believe,” “expect,” “estimate,” “anticipate,” “intend,” “project” and similar words or expressions which, by their nature, refer to future events.

In some cases, you can also identify forward-looking statements by terminology such as “may,” “will,” “should,” “plans,” “predicts,” “potential,” or “continue,” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties, and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, or achievements. You should not place undue certainty on these forward-looking statements, which apply only as of the date of this report. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or our predictions. Except as required by applicable law, including the securities laws of the United States of America, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Results of Operations

Results of Operations for Three Months Ended March 31, 2005 compared to March 31, 2004

Revenues and Cost of Sales. The Company had no revenues or cost of sales during the three months ended March 31, 2005 compared to $0 in revenues and $5,000 in cost of sales for the same period in 2004.

General and Administrative Expenses. General and administrative expenses were $88 during the three months ended March 31, 2005 and $84,112 for the same period in 2004. This reduction is a result of the Company’s lack of cash during the period.

Research and Development Expenses. The Company had no research and development expenses during the three months ended March 31, 2005 compared to $176 for the same period in 2004.

Interest Expense.  During the three months ended March 31, 2005, the Company recorded interest expense in the amount of $50,704 compared to $34,536 for the same period in 2004.

Capital Expenditures, Capital Resources and Liquidity

The following summary table (unaudited) presents comparative cash flows of the Company for the periods indicated.

	Three months ended
	March 31
	2005	2004
	(Unaudited)

Net cash used in operating activities	$(87)	$(30,277)
Net cash provided by investing activities	$-0-	$-0-
Net cash provided by financing activities	$-0-	$30,000

Capital Expenditures. The Company did not incur any material capital expenditures for office equipment, office furniture or other fixed assets during the three month periods ended March 31, 2005 and 2004.

Liquidity and Capital Resources. The Company’s capital resources have historically been provided by the sale of its Common Stock and by short term loans.

The Company intends to raise additional capital through an offering of its Common Stock or other securities to provide additional working capital to fund future operations.

At March 31, 2005, the Company had no assets and current liabilities of approximately $4,100,000, resulting in a working capital deficit of approximately $4,100,000, as compared to a working capital deficit of approximately $4,000,000 at December 31, 2004

Going Concern Issue

As of March 31 2005, the Company has an accumulated deficit and no current established source of revenue. The foregoing matters have raised substantial doubt about the ability of our Company to continue as a going concern. Management believes that there will not be sufficient cash to continue the business for the next twelve months.

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

Off Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Item 3.  Controls and Procedures.

The disclosure controls and procedures of the Company, as defined in Rule 13a-14(c) and Rule 15d-14(c) under the Securities and Exchange Act of 1934 have been reviewed and evaluated by the Chief Executive Officer and Chief Financial Officer of the Company within 90 days of the filing date of this quarterly report for the three month period ended March 31, 2005, and have concluded that the controls and procedures have been and are effective.

There have been no significant changes in internal controls of the Company or other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

The Company is a named defendant in a lawsuit filed in the New York Supreme Court County of Nassau. The lawsuit claims that the Company breached a contract claim stemming from the Company's failure to install certain devices in the Plaintiff's fleet of ambulances, and seeks compensatory damages in the amount of $195,000. The Company has asserted a counter-claim based upon tortious interference with contract, and has denied all of the Plaintiff's allegations. A settlement offer has been made by the Company, whereby the Company would complete installation of its devices in exchange for a general release. The plaintiff has not responded to that offer. While the Company cannot predict the outcome of any settlement, the Company estimates that its liability under this litigation will not exceed $71,000.

There are no other material pending legal or governmental proceedings relating to our Company or properties to which we are a party, and to our knowledge, there are no material proceedings to which any of our directors, executive officers or affiliates are a party adverse to us or which have a material interest adverse to us.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3.  Defaults upon Senior Securities.

None

Item 4.  Submission of Matters to a Vote of Security Holders.

None

Item 5.  Other Information.

None

Item 6.  Exhibits.

Exhibit Number	Document Description

3.1	Articles of Incorporation (1)
3.1.1	Certificate of Amendment to Articles of Incorporation dated March 9, 1999 (1)
3.1.2	Certificate of Amendment to Articles of Incorporation dated September 2004 (2)
31.1	Certification of Chief Executive Officer of Periodic Report pursuant to Rule 13a-14a and Rule 14d-14(a). (*)
31.2	Certification of Principal Financial Officer of Periodic Report pursuant to Rule 13a-14a and Rule 15d-14(a). (*)
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350. (*)
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350. (*)

(1)	Previously filed with Form 105B12G filed with the SEC on June 3, 1999.

(2)	Previously filed with the Preliminary Information Statement filed with the SEC on June 18, 2004.
___________________
(*) Filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: October 22, 2007	INCA DESIGNS, INC.

	By:	/s/ Stacy Josloff
Stacy Josloff, Chief Executive Officer

	By:	/s/ Stacy Josloff
Stacy Josloff, Chief Financial Officer