Form 10QSB
period 2005-09-30
INCA Designs Inc
filed 2007-10-23
CIK 1084702

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ________ to ___________

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
f/k/a ACCIDENT PREVENTION PLUS, INC.
CONSOLIDATED BALANCE SHEETS

	September 30, 2005 Unaudited	December 31, 2004 Audited

ASSETS

Current assets:
Cash	$-	$87
Total current assets	-	87

Total assets	$-	$87

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Notes and loans payable, current portion	$1,254,439	$1,254,439
Convertible notes payable	430,000	430,000
Accounts payable	680,608	680,608
Accrued expenses and other liabilities	282,513	267,513
Accrued interest	615,224	462,744
Due to officers	409,296	414,285
Total current liabilities	3,672,080	3,509,589

Common stock subject to rescission of 12,496 shares issued and outstanding	181,189	181,189
Bridge loans expected to convert to equity	343,300	343,300
Total liabilities	4,196,569	4,034,078

Commitments and contingencies	-	-

Stockholders' deficit:
Common stock - par value $.001; 50,000,000 shares authorized; 12,840,021 shares issued and outstanding at	12,840	12,840
Additional paid-in capital	6,547,465	6,547,465
Accumulated deficit	(10,756,874)	(10,594,296)
Total stockholders' deficit	(4,196,569)	(4,033,991)

Total liabilities and stockholders' deficit	$-	$87

The accompanying footnotes are an integral part of these Unaudited Consolidated Financial Statements.

INCA DESIGNS, INC. AND SUBSIDIARIES
f/k/a TRANSPORTATION SAFETY TECHNOLOGY, INC.
f/k/a ACCIDENT PREVENTION PLUS, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004

	September 30, 2005		September 30, 2004
	For the Three	For the Nine	For the Three	For the Nine
	Months Then	Months Then	Months Then	Months Then
	Ended	Ended	Ended	Ended

Revenues, net	$-	$-	$-	$26,737

Cost of revenues	-	-	-	16,002

Gross profit	-	-	-	10,735

Operating expenses:
Selling, general and administration	24	10,098	79,720	480,096
Research and development	-	-	4,450	4,626
Total operating expense	24	10,098	84,170	484,722

Operating loss	(24)	(10,098)	(84,170)	(473,987)

Other income and (expense)
Interest expense	(50,949)	(152,480)	(31,498)	(97,534)
Amortization of debt issue costs	-	-	-	(21,335)
Total other income (expense)	(50,949)	(152,480)	(31,498)	(118,869)

Loss before taxes	(50,973)	(162,578)	(115,668)	(592,856)

Provision for income taxes	-	-	-	-

Net loss	$(50,973)	$(162,578)	$(115,668)	$(592,856)

Basic Earnings Per Share:

Net loss	$(0.004)	$(0.013)	$(0.009)	$(0.046)

Weighted Average Number of Shares Outstanding	12,840,021	12,840,021	12,669,654	12,897,981

The accompanying footnotes are an integral part of these Unaudited Consolidated Financial Statements.

INCA DESIGNS, INC. AND SUBSIDIARIES
f/k/a TRANSPORTATION SAFETY TECHNOLOGY, INC.
f/k/a ACCIDENT PREVENTION PLUS, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
FOR THE YEAR ENDED DECEMBER 31, 2004 AND NINE MONTHS ENDED SEPTMEBER 30, 2005

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance, December 31, 2003	11,669,655	$11,670	$6,255,297	$(9,938,421)	$(3,671,454)

Shares issued in connection with private placement	416,667	416	24,584	-	25,000
Shares issued in connection with employment agreement	250,000	250	24,750	-	25,000
Shares issued in connection with consulting agreement	1,000,000	1,000	179,000	-	180,000
Adjustment for shares not issued	(496,301)	(496)	496	-	-
Amortization of debt issue costs	-	-	21,335	-	21,335
Adjustment for stock grants	-	-	42,003	-	42,003
Net loss	-	-	-	(655,875)	(655,875)

Balance, December 31, 2004	12,840,021	12,840	6,547,465	(10,594,296)	(4,033,991)

Net loss	-	-	-	(162,578)	(162,578)

Balance, September 30, 2005	12,840,021	$12,840	$6,547,465	$(10,756,874)	$(4,196,569)

The accompanying footnotes are an integral part of these Unaudited Consolidated Financial Statements.

INCA DESIGNS, INC. AND SUBSIDIARIES
f/k/a TRANSPORTATION SAFETY TECHNOLOGY, INC.
f/k/a ACCIDENT PREVENTION PLUS, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004

	September 30,
	2005	2004

CASH FLOWS FROM OPERATING ACTIVITES
Net loss	$(162,578)	$(592,856)
Adjustments to reconcile net loss to net cash flows from operating activities:
Depreciation and amortization expense	-	4,570
Provision for bad debts	-	9,840
Amortization of debt issue costs	-	21,335
Common stock issued in connection with consulting expense	-	180,000
Common stock issued in connection with employment agreements	-	25,000
Changes in assets and liabilities:
Inventory	-	(4,224)
Accounts receivable	-	350
Prepaid expenses and other current assets	-	2,066
Other assets	-	(1,108)
Accounts payable, accrued expense and other current liabilities	162,491	298,530

Net cash flows used in operating activities	(87)	(56,497)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	-	45,000
Proceeds from notes payable	-	17,380
Repayment of notes payable	-	(6,550)

Net cash flows provided by financing activities	-	55,830

Decrease in cash	(87)	(667)
Cash, beginning of period	87	1,022
Cash, end of period	$-	$355

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid for interest	$-	$3,036
Cash paid for income taxes	$-	$-

The accompanying footnotes are an integral part of these Unaudited Consolidated Financial Statements.

INCA DESIGNS, INC. AND SUBSIDIARIES
f/k/a TRANSPORTATION SAFETY TECHNOLOGY, INC.
f/k/a ACCIDENT PREVENTION PLUS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2005 AND 2004
(UNAUDITED)

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
SEPTEMBER 30, 2005 AND 2004
(UNAUDITED)

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2005 AND 2004
(UNAUDITED)

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2005 AND 2004
(UNAUDITED)

NOTE B - GOING CONCERN

As of September 30, 2005, the Company had an accumulated deficit and no established source of revenue and was in arrears with trade creditors and payroll taxes. Should the taxing authorities take further actions, the results could be detrimental to the Company's ability to operate. In addition, the Company is in arrears with respect to revised payment arrangements with its bank debt. Should the banks take action against the Company the results could adversely affect the Company. The foregoing matters raise substantial doubt about the ability of the Company to continue as a going concern. Management believes the current cash on hand and anticipated revenues may not be sufficient to retire the full amount of the obligations that mature during the next twelve months.

The financial statements do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should the Company be unable to continue in operation.

NOTE C - SUBSEQUENT EVENTS

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
SEPTEMBER 30, 2005 AND 2004
(UNAUDITED)

NOTE C - SUBSEQUENT EVENTS (continued)

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

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, or achievements. You should not place undue certainty on these forward-looking statements, which apply only as of the date of this report. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or our predictions. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results...

Results of Operations

Results of Operations for Three Months Ended September 30, 2005 compared to September 30, 2004

Revenues and Cost of Sales. The Company had no revenues or cost of sales during the three months ended September 30, 2005 and September 30 2004.

General and Administrative Expenses. General and administrative expenses were $24 during the three months ended September 30, 2005 and $79,720 for the same period in 2004. This reduction is a result of the Company’s decision to cease operations.

Research and Development Expenses. The Company had no research and development expenses during the three months ended September 30, 2005 compared to $4,450 for the same period in 2004.

Interest Expense.  During the three months ended September 30, 2005, the Company recorded interest expense in the amount of $50,949 compared to $31,498 for the same period in 2004.

Results of Operations for Nine Months Ended September 30, 2005 compared to September 30, 2004

Revenues and Cost of Sales. The Company had no revenues or cost of sales during the nine months ended September 30, 2005 compared to $26,737 in revenues and $16,002 in cost of sales for the same period in 2004.

General and Administrative Expenses. General and administrative expenses were $10,098 during the nine months ended September 30, 2005 and $480,096 for the same period in 2004. This reduction is a result of the Company’s decision to cease operations.

Research and Development Expenses. The Company had no research and development expenses during the nine months ended September 30, 2005 compared to $4,626 for the same period in 2004.

Interest Expense.  During the nine months ended September 30, 2005, the Company recorded interest expense in the amount of $152,480 compared to $97,534 for the same period in 2004.

Capital Expenditures, Capital Resources and Liquidity

The following summary table (unaudited) presents comparative cash flows of the Company for the periods indicated.

	Nine months ended
	September 30,
	2005	2004
	(Unaudited)

Net cash used in operating activities	$(87)	$(56,497)
Net cash provided by investing activities	$-0-	$-0-
Net cash provided by financing activities	$-0-	$55,830

Capital Expenditures. The Company did not incur any material capital expenditures for office equipment, office furniture or other fixed assets during the nine month periods ended September 30, 2005 and 2004, respectively.

Liquidity and Capital Resources. The Company’s capital resources have historically been provided by the sale of its Common Stock and by short term loans.

The Company intends to raise additional capital through an offering of its Common Stock or other securities to provide additional working capital to fund future operations.

At September 30, 2005, the Company had no assets and current liabilities of approximately $4,200,000, resulting in a working capital deficit of approximately $4,200,000, as compared to a working capital deficit of approximately $4,000,000 at December 31, 2004.

Going Concern Issue

As of September 30, 2005, the Company has an accumulated deficit and no current established source of revenue. The foregoing matters have raised substantial doubt about the ability of our Company to continue as a going concern. Management believes that there will not be sufficient cash to continue the business for the next twelve months.

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

Item 3.  Controls and Procedures.

The disclosure controls and procedures of the Company, as defined in Rule 13a-14(c) and Rule 15d-14(c) under the Securities and Exchange Act of 1934 have been reviewed and evaluated by the Chief Executive Officer and Chief Financial Officer of the Company within 90 days of the filing date of this quarterly report for the nine month period ended September 30, 2005, and have concluded that the controls and procedures have been and are effective.

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