Form 10KSB
period 2005-12-31
INCA Designs Inc
filed 2007-10-23
CIK 1084702

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2005

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

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
Yes ☐ No ☒

The issuer had no revenues for its most recent fiscal year. The aggregate market value of the voting and non-voting common equity held by non-affiliates as of October 19, 2007 is $31,834,874. For purposes of the foregoing calculation only, directors, executive officers, and holders of 10% or more of the issuer’s common capital stock have been deemed affiliates. The number of shares outstanding of the Registrant’s common stock as of October 19, 2007 was 52,309,814.

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

Business Development

During the first quarter of 2005, the Company and its wholly owned subsidiaries International Purchasing Services, NY, Inc. and Accident Prevention Plus, LLC ceased operations and remained inactive until May 21, 2007, when the Company and S2 New York Design Corp., a New York corporation (“S2”) entered into a Securities Exchange Agreement (the “Agreement”) whereby INCA acquired 100% of the issued and outstanding shares of common stock of S2 in exchange for 26,000,000 shares of the Company’s common stock. Also on May 21, 2007, Stacy Josloff (named Chairperson) and Stephanie Hirsch were approved as sole members of the Board of Directors, while Stacy Josloff was appointed CEO, CFO, and Treasurer and Stephanie Hirsch was appointed President and Secretary. Ms. Josloff and Ms. Hirsch hold similar positions in S2.

Competition

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

Employees

As of December 31, 2005, the Company had 2 employees, its then Chief Executive Officer and Chief Financial Officer. As of October 22 2007, full time employees are as follows:

Operations	4

Management	2

We currently have no collective bargaining agreements. We consider our relationship with our employees to be excellent.

ITEM 2. DESCRIPTION OF PROPERTY.

Following the ceasing of operations in the first quarter of 2005, the Company moved from its premises.

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

REMAINDER OF PAGE INTENTIONALLY LEFT BLANK

PART II

ITEM 5. MARKET FOR THE COMPANY’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

As of December 31, 2005, the Company’s Common Stock was traded on the Over-the-Counter Bulletin Board under the symbol “TSVe”; however in 2007 the symbol was changed to “IDGI.PK”. The market for the Company’s Common Stock was limited, volatile and sporadic and could be subject to wide fluctuations in response to quarter to quarter variations in operating results, news announcements, trading volume, sales of Common Stock by officers, directors and principal shareholders of the Company, general market trends, changes in the supply and demand for the Company’s shares, and other factors. The following table sets forth the high and low sales prices relating to the Company's common stock for fiscal years 2005 and 2004. These quotations reflect inter-dealer prices without retail mark-up, mark-down or commissions, and may not reflect actual transactions.

Period (Calendar Year)	High*	Low*
2005:
Fourth Quarter	$4.00	$2.00
Third Quarter	$6.00	$1.00
Second Quarter	$20.00	$6.00
First Quarter	$26.00	$10.00

2004:
Fourth Quarter	$26.00	9.00
Third Quarter	$70.00	$14.00
Second Quarter	$60.00	$20.00
First Quarter	$60.00	$11.00

(*)
The stock prices referenced in this table for the calendar years 2005 and 2004 reflect the historical stock price of the Company’s common stock prior to the acquisition of the current operating company and reflect the 1:10 and 1:20 reverse stock split of the Company’s common stock effective as of March 9, 2007 and May 1, 2007 respectively.

Holders

There were approximately 260 registered holders or persons otherwise entitled to hold our common shares as of December 31, 2005 pursuant to a shareholders’ list provided by our transfer agent as of that date and our records relating to issuable shares.  The number of registered shareholders excludes any estimate by us of the number of beneficial owners of common shares held in street name.

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

None

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

General

The following discussion of our financial condition and results of operations should be read in conjunction with our audited financial statements for the year ended December 31, 2005 and explanatory notes included as part of this annual report.

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

Results of Operations

Results of Operations - Comparison of Year Ended December 31, 2005 and 2004

Revenues and Cost of Sales. The Company’s revenues were $0 and $31,909 for the years ended December 31, 2005 and 2004 respectively, while cost of revenues during the same periods were $0 and $71,101 respectively.

General and Administrative Expenses. General and administrative expenses were $10,097 and $525,334 for the years ended December 31, 2005 and 2004 respectively. This decrease of $515,237 is a result of the cessation of operations in 2005.

Research and Development Expenses. Research and development expenses $0 and $176 for the years ended December 31, 2005 and 2004 respectively.

Interest Expense.  During the years ended December 31, 2005 and 2004, the Company recorded interest expense in the amount of $203,430 and $202,604 respectively.

Capital Expenditures, Capital Resources and Liquidity

The following summary table presents comparative cash flows of the Company for the periods indicated.

	Years Ended December 31,
	2005	2004
Net cash provided by (used in) operating activities	$(87)	$15,807
Net cash used in financing activities	$0	$(16,742)

Capital Expenditures. The Company did not incur any material capital expenditures for office equipment, office furniture or other fixed assets during the years 2005 and 2004.

Liquidity and Capital Resources. The Company’s capital resources have historically been provided by the sale of its Common Stock and by short term loans.

At December 31, 2005, the Company had no assets and current liabilities of approximately $4,200,000, resulting in a working capital deficit of approximately $4,200,000, as compared to a working capital deficit of approximately $4,000,000 at December 31, 2004.

Going Concern Issue

As of December 31, 2005, the Company has an accumulated deficit and no current established source of revenue. The foregoing matters have raised substantial doubt about the ability of our Company to continue as a going concern. Management believes that there will not be sufficient cash to continue the business for the next twelve months. Failure to obtain such funding would have a material adverse effect on the Company’s results of operations and financial condition. As described in Business Development, the Company ceased operations during the first quarter of 2005 and remained inactive until its acquisition of S2 in May 2007.

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

ITEM 7. FINANCIAL STATEMENTS.

Financial statements are included and may be found at pages F-1 through F-16.

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

None.

REMAINDER OF PAGE INTENTIONALLY LEFT BLANK

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The following information provided under this PART III presents the information as it relates to the Directors, Executive Officers, Promoters, Control Persons and Corporate Governance as was in effect on December 31, 2005. At the time of this writing, as described in Business Development above, the Directors and Executive Officers have changed.

The following table identifies our current executive officers and directors, their respective offices and positions:

Name	Age	Office
Alan Schwartz	61	Chief Executive Officer, President and Director
Jennifer Swanson	41	Chief Financial Officer, Executive Vice President
Sanford I. Feld	71	Director
Pierre Pommarel	26	Director

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

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires directors and certain officers of the Company, as well as persons who own more than 10% of a registered class of the Company’s equity securities (“Reporting Persons”), to file reports with the Securities and Exchange Commission. The Company believes that during fiscal 2005, all Reporting Persons timely complied with all filing requirements applicable to them.

ITEM 10. EXECUTIVE COMPENSATION.

The following table sets forth summary information concerning the compensation received for services rendered to us during the fiscal years ended December 31, 2005 and 2004 by our Chief Executive Officer and President, and Chief Financial Officer and Executive Vice President.

Name	Position	Year	Salary		Dollar Value of Stock-Based Compensation
Alan Schwartz	President/CEO	2005	$-0-		$-0-
		2004	$111,250	(1)	$12,500

Jennifer Swanson	Exec. VP/CFO	2005	$-0-		$-0-
		2004	$106,750	(2)	$12,500

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

Pursuant to the terms of the Employment Agreements, no options were granted in 2005, nor salaries were accrued or restricted shares issued for the year ending December 31, 2005 resulting from the Company’s decision to cease operation.

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

REMAINDER OF PAGE INTENTIONALLY LEFT BLANK

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following alphabetical table sets forth the ownership, as of December 31, 2005, of our Common Stock by each person known by us to be the beneficial owner of more than 5% of our outstanding Common Stock, each of our directors and executive officers; and all of our directors and executive officers as a group. The information presented below regarding beneficial ownership of our voting securities has been presented in accordance with the rules of the Securities and Exchange Commission and is not necessarily indicative of ownership for any other purpose. This table is based upon information derived from our stock records. Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, we believe that each of the shareholders named in this table has sole or shared voting and investment power with respect to the shares indicated as beneficially owned. Except as set forth below, applicable percentages are based upon 52,309,814 shares of Common Stock outstanding as of October 18, 2007.

Name & Address of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership	Percentage
Alan Schwartz (1) (2)	Common Stock	12,250	***
Jennifer Swanson (1) (3)	Common Stock	12,039	***
Sandford Feld (1)	Common Stock	2,084	***
Pierre Pommarel	Common Stock	-0-	***
All directors and named executive officers as a group (persons)			***

***	Indicates less than 1%.

(1)	These are restricted shares of Common Stock.

(2)
This figure includes: (a) 4,750 shares of Common Stock held of record by Mr. Schwartz; and (b) an assumption of the exercise by Mr. Schwartz of an aggregate of 7,500 Stock Options to acquire 7,500 shares of Common Stock. As of December 31, 2005, no Stock Options have been exercised.

(3)
This figure includes: (a) 4,539 shares of Common Stock held of record by Ms. Swanson; and (b) an assumption of the exercise by Ms. Swanson of an aggregate of 7,500 Stock Options to acquire 7,500 shares of Common Stock. As of December 31, 2005, no Stock Options have been exercised.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

None

REMAINDER OF PAGE INTENTIONALLY LEFT BLANK

ITEM 13. EXHIBITS.

Exh. No.	Date of Document	Description of Document
3.1		Articles of Incorporation (1)

3.1.1		Certificate of Amendment to Articles of Incorporation dated March 9, 1999 (1)

3.1.2		Certificate of Amendment to Articles of Incorporation dated September 2004 (2)

21.1		List of Subsidiaries

31.1	October 22, 2007	Certification of Chief Executive Officer of Periodic Report pursuant to Rule 13a-14a and Rule 14d-14(a). (*)

31.2	October 22, 2007	Certification of Principal Financial Officer of Periodic Report pursuant to Rule 13a-14a and Rule 15d-14(a). (*)

32.1	October 22, 2007	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350. (*)

32.2	October 22, 2007	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350. (*)

(1) Previously filed with Form 105B12G filed with the SEC on June 3, 1999.

(2) Previously filed with the Preliminary Information Statement filed with the SEC on June 18, 2004.

(*) Filed herewith.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees. We incurred aggregate fees and expenses of $1,500 and $3,200, from Rosenberg Rich Baker Berman and Co., PA. for the 2005 and 2004 fiscal years respectively. Such fees were primarily for work completed for our quarterly reviews.

Tax Fees. We incurred no fees for the 2005 and 2004 fiscal years for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees. We incurred no other fees for the 2005 and 2004 fiscal years.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned.

Title	Name	Date	Signature
Principal Executive Officer	Stacy Josloff	October 22, 2007	/s/ Stacy Josloff

Principal Financial Officer	Stacy Josloff	October 22, 2007	/s/ Stacy Josloff

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Stacy Josloff	Chief Executive Officer and Director	October 22, 2007
Stacy Josloff

By:	/s/ Stacy Josloff	Chief Financial Officer and Director	October 22, 2007
Stacy Josloff

By:	/s/ Stephanie Hirsch	President and Director	October 22, 2007
Stephanie Hirsch

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
INCA Designs, Inc.:

We have audited the accompanying consolidated balance sheet of INCA Designs, Inc., as of December 31, 2005, and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended December 31, 2005 and 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of INCA Designs, Inc. as of December 31, 2005, and the consolidated results of their operations and their cash flows for the years ended December 31, 2005 and 2004 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As more fully discussed in Note A to the financial statements, the Company has suffered losses from operations and has a working capital deficiency as of December 31, 2005. These conditions raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note A. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Rosenberg Rich Baker Berman & Company, PA

Bridgewater, New Jersey
October 11, 2007

INCA DESIGNS, INC. AND SUBSIDIARIES
f/k/a TRANSPORTATION SAFETY TECHNOLOGY, INC.
f/k/a ACCIDENT PREVENTION PLUS, INC.
CONSOLIDATED BALANCE SHEET
DECEMBER 31, 2005

ASSETS

Total assets	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Notes and loans payable, current portion	$1,254,439
Convertible notes payable	430,000
Accounts payable	680,608
Accrued expenses and other liabilities	282,513
Accrued interest	666,174
Due to officers	409,295
Total current liabilities	3,723,029

Common stock subject to rescission of 12,496 shares issued and outstanding	181,189
Bridge loans expected to convert to equity	343,300
Total liabilities	4,247,518

Commitments and contingencies	-

Stockholders' deficit:
Common stock - par value $.001; 50,000,000 shares authorized; 12,840,021 shares issued and outstanding	12,840
Additional paid-in capital	6,547,465
Accumulated deficit	(10,807,823)
Total stockholders' deficit	(4,247,518)

Total liabilities and stockholders' deficit	$-

The accompanying footnotes are an integral part of these consolidated financial statements.

INCA DESIGNS, INC. AND SUBSIDIARIES
f/k/a TRANSPORTATION SAFETY TECHNOLOGY, INC.
f/k/a ACCIDENT PREVENTION PLUS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR YEARS ENDED DECEMBER 31, 2005 AND 2004

	December 31,
	2005	2004
Revenues, net	$-	$31,909

Cost of revenues	-	71,101

Gross profit	-	(39,192)

Operating expenses:
Selling, general and administration	10,097	525,334
Research and development	-	176
Total operating expense	10,097	525,510

Operating loss	(10,097)	(564,702)

Other income and (expense)
Interest expense	(203,430)	(202,604)
Amortization of debt issue costs	-	(21,335)
Debt extinguishment	-	138,857
Disposal of fixed assets	-	(6,091)
Total other income (expense)	(203,430)	(91,173)

Loss before taxes	(213,527)	(655,875)

Provision for income taxes	-	-

Net loss	$(213,527)	$(655,875)

Basic Earnings Per Share:

Net loss	$(0.017)	$(0.053)

Weighted Average Number of Shares Outstanding	12,840,021	12,415,375

The accompanying footnotes are an integral part of these consolidated financial statements.

INCA DESIGNS, INC. AND SUBSIDIARIES
f/k/a TRANSPORTATION SAFETY TECHNOLOGY, INC.
f/k/a ACCIDENT PREVENTION PLUS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

	December 31,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITES
Net loss	$(213,527)	$(655,875)
Adjustments to reconcile net loss to net cash flows from operating activities:
Amortization of debt issue costs	-	21,335
Common stock issued in connection with consulting expense	-	180,000
Common stock issued in connection with employment agreements	-	67,500
Changes in assets and liabilities:
Inventory	-	44,741
Accounts receivable	-	20,028
Prepaid expenses and other current assets	-	4,134
Other assets	-	18,761
Accounts payable, accrued expense and other current liabilities	213,440	315,183

Net cash flows provided by (used in) operating activities	(87)	15,807

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	-	25,000
Proceeds from notes payable	-	272,458
Repayment of notes payable	-	(314,200)

Net cash flows used in financing activities	-	(16,742)

Decrease in cash	(87)	(935)
Cash, beginning of year	87	1,022
Cash, end of year	$-	$87

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid for interest	$-	$-

Cash paid for income taxes	$-	$-

The accompanying footnotes are an integral part of these consolidated financial statements.

INCA DESIGNS, INC. AND SUBSIDIARIES
f/k/a TRANSPORTATION SAFETY TECHNOLOGY, INC.
f/k/a ACCIDENT PREVENTION PLUS, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2005

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance, December 31, 2003	11,669,655	$11,670	$6,255,297	$(9,938,421)	$(3,671,454)

Shares issued in connection with private placement	416,667	416	24,584	-	25,000
Shares issued in connection with employment agreement	250,000	250	24,750	-	25,000
Shares issued in connection with consulting agreement	1,000,000	1,000	179,000	-	180,000
Adjustment for shares not issued	(496,301)	(496)	496	-	-
Amortization of debt issue costs	-	-	21,335	-	21,335
Adjustment for stock grants	-	-	42,003	-	42,003
Net loss	-	-	-	(655,875)	(655,875)

Balance, December 31, 2004	12,840,021	12,840	6,547,465	(10,594,296)	(4,033,991)

Net loss	-	-	-	(213,527)	(213,527)

Balance, December 31, 2005	12,840,021	$12,840	$6,547,465	$(10,807,823)	$(4,247,518)

The accompanying footnotes are an integral part of these consolidated financial statements.

INCA DESIGNS, INC. AND SUBSIDIARIES
f/k/a TRANSPORTATION SAFETY TECHNOLOGY, INC.
f/k/a ACCIDENT PREVENTION PLUS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005

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
DECEMBER 31, 2005

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
DECEMBER 31, 2005

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

On February 3, 2006, the FASB issued FASB Staff Position FSP FAS 123R-6, "Technical Corrections of FASB Statement No. 123(R) "This FASB Staff Position (FSP) addresses certain technical corrections of FASB Statement No. 123 (revised 2004), Share-Based Payments.

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

The only material tax effect of significant items comprising the Company's current deferred tax assets as of December 31, 2005 is the Company's net operating loss carryforwards ("NOL's"), which amounted to approximately $5,844,000 for the Company. The deferred tax asset associated with the Company's NOL's amounted to approximately $2,045,000 as of December 31, 2005. In accordance with SFAS 109, the Company has recorded a 100% valuation allowance for such deferred tax asset since management could not determine that it was "more likely than not" that the deferred tax assets would be realized in the future. The Company's NOL's amounting to approximately $5,844,000 will expire in the years 2006 through 2025 if not utilized prior.

INCA DESIGNS, INC. AND SUBSIDIARIES
f/k/a TRANSPORTATION SAFETY TECHNOLOGY, INC.
f/k/a ACCIDENT PREVENTION PLUS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005

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

Going Concern

At December 31, 2005, the Company had no cash. As of December 31, 2005, the Company had an accumulated deficit and no established source of revenue and is in arrears with trade creditors and payroll taxes. Should the taxing authorities take further actions, the results could be detrimental to the Company's ability to operate. In addition, the Company is in arrears with respect to revised payment arrangements with its bank debt. Should the banks take action against the Company the results could adversely affect the Company. The foregoing matters raise substantial doubt about the ability of the Company to continue as a going concern. Management believes the current cash on hand and anticipated revenues may not be sufficient to retire the full amount of the obligations that mature during the next twelve months.

INCA DESIGNS, INC. AND SUBSIDIARIES
f/k/a TRANSPORTATION SAFETY TECHNOLOGY, INC.
f/k/a ACCIDENT PREVENTION PLUS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

The financial statements do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should the Company be unable to continue in operation.

NOTE B - COMMON AND PREFERRED STOCK

Common Stock

At December 31, 2005, the Company has 50,000,000 shares of Common Stock authorized of which 12,840,021 are issued and outstanding. The par value of the Company’s Common Stock is $0.001.

There is a limited public trading market for the Company’s Common Stock and a regular, more active trading market may not develop, or if developed, may not be sustained. Currently, the Company’s Common Stock trades under the symbol “IDGI.PK”.

Preferred stock

The Company has no shares of preferred stock authorized.

Stock Options

Effective January 1, 1999, the Company established a non-qualified stock option plan ("Stock Option Plan") pursuant to which 6,000,000 shares of common stock are reserved for issuance upon the exercise of options. The option plan is designed to serve as an incentive for retaining qualified and competent key employees, officers and the director of the Company. As of December 31, 2005, 3,000,000 options are outstanding.

INCA DESIGNS, INC. AND SUBSIDIARIES
f/k/a TRANSPORTATION SAFETY TECHNOLOGY, INC.
f/k/a ACCIDENT PREVENTION PLUS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005

NOTE B - COMMON AND PREFERRED STOCK (continued)

Stock Options (continued)

A summary of the Company's stock option activity and related information follows:

	Number of Shares Under Option	Range of Options Price Per Share	Weighted Average Exercise Price
Balance at January 1, 2004	3,264,000	$0.75-14.50	$2.28
Granted	-0-	-0-	-0-
Exercised	-0-	-0-	-0-
Cancelled	(264,000)	(14.50)	(14.50)
Balance at December 31, 2004	3,000,000	$0.75-2.50	$1.42
Granted	-0-	-0-	-0-
Exercised	-0-	-0-	-0-
Cancelled	-0-	-0-	-0-
Balance at December 31, 2005	3,000,000	$0.75-2.50	$1.42

REMAINDER OF PAGE INTENTIONALLY LEFT BLANK

INCA DESIGNS, INC. AND SUBSIDIARIES
f/k/a TRANSPORTATION SAFETY TECHNOLOGY, INC.
f/k/a ACCIDENT PREVENTION PLUS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005

NOTE C - NOTES AND LOANS PAYABLE

As of December 31, 2005, the Company is in default in the following obligations:

The principal balance on promissory notes with a financial institution totaled $484,000. In August 2002, the Company negotiated a settlement with the financial institution with payment terms of $5,000 per month on the promissory notes. During the year ended December 31, 2004 no payments were made.	$484,000

Promissory note with interest accruing at 8% per annum, due on demand to a former officer/director.	50,000

Promissory note which the former officer/director secured personally through a financial institution. The Company has guaranteed to reimburse the officer for all interest and the direct cost of such loan. This loan bears interest at 9.25% per annum and is due on demand.	240,000

Promissory note with interest accruing at 10% per annum, due on demand to a former officer/director.	7,500

Promissory note with interest accruing at 10% per annum, due on demand to a former officer/director.	3,500

Non-interest bearing advances and unreimbursed expenses by a former officer/director.	79,143

Notes and loans payable to individuals with interest accruing at 10% per annum, due on demand.	288,000

Notes payable to an individual with interest accruing at 10%, all with a due date of March 1, 2002.	102,296

TOTAL	$1,254,439

INCA DESIGNS, INC. AND SUBSIDIARIES
f/k/a TRANSPORTATION SAFETY TECHNOLOGY, INC.
f/k/a ACCIDENT PREVENTION PLUS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005

NOTE D - CONVERTIBLE PROMISSORY NOTES

As of December 31, 2005, the Company is in default in the following obligations.

In December 1999, the Company executed a convertible promissory note with a now former officer and director, bearing interest at prime per annum (4.75% at December 31, 2001) with principal payable in full on December 31, 2001. Commencing on September 30, 2000 the note was convertible into Common Stock at the rate of $14.50 per share	$250,000

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

NOTE E - COMMON STOCK SUBJECT TO RESCISSION OFFER

Common stock sold subsequent to August 3, 1999 pursuant to the Company's limited offering memorandums of January and April 1999, may be in violation of the requirements of the Securities Act of 1933. In addition, certain state securities rules and regulations may not have been complied with to ensure availability of a private placement transaction exemption. As such, the proceeds of $202,939 from the issuance of 13,996 shares of common stock through December 31, 1999 were classified outside of equity in the balance sheet and classified as common stock subject to rescission. On April 18, 2000, the Company repurchased 1,500 shares of common stock from two of the related shareholders. The Company subsequently canceled these shares. As of December 31, 2002, the balance of proceeds was $181,189 and the related shares were 12,496. As of December 31, 2005, no additional investors have requested the Company to repurchase their shares.

INCA DESIGNS, INC. AND SUBSIDIARIES
f/k/a TRANSPORTATION SAFETY TECHNOLOGY, INC.
f/k/a ACCIDENT PREVENTION PLUS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005

NOTE F - BRIDGE LOAN EXPECTED TO BE CONVERTED TO EQUITY

During the year ended December 31, 2002, the Company entered into various bridge loans which are convertible into Common Stock of the Company. As of December 31, 2005, there remains outstanding three such bridge loans totaling $343,300. These bridge loans bear an interest rate of 10%.	$343,300

NOTE G -DUE TO OFFICERS

At December 31, 2005, amounts due to officers consisted of the following:

Accrued compensation	$394,180
Advances	15,115

TOTAL	$409,295

The amounts are non-interest bearing and have no stated terms of repayment.

NOTE H -ACCRUED EXPENSES AND OTHER LIABILITIES

Accrued expenses and other liabilities consist of the following at December 31, 2005:

Accrued expenses	$133,838
Payroll taxes	18,225
Cash advanced for stock purchase	38,500
Other liabilities	91,950

TOTAL	$282,513

NOTE I - COMMITMENTS AND CONTINGENCIES

Employment Agreements

During 2002, the Company entered into employment agreements with its two executive officers, which provide for annual salaries of $120,000 and $114,000 and common stock grants of 125,000 shares each during the year. In connection with this agreement, the Company granted 125,000 shares of its common stock to each of its two executive officers for the years ended December 31, 2003 and 2004. These grants were valued at $6,250 per officer and $33,500 per officer respectively. The agreements provide for certain expenses and annual raises based upon the ability of the Company to fund the same. No options were granted in 2005. No salaries were accrued nor were any restricted shares issued for the year ending December 31, 2005 resulting from the Company’s decision to cease operation.

INCA DESIGNS, INC. AND SUBSIDIARIES
f/k/a TRANSPORTATION SAFETY TECHNOLOGY, INC.
f/k/a ACCIDENT PREVENTION PLUS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005

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
DECEMBER 31, 2005

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