Form 10QSB
period 2006-03-31
INCA Designs Inc
filed 2007-10-23
CIK 1084702

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ___________ to ___________

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

Yes ☒ No ☐

The number of shares outstanding of the Registrant’s common stock as of October 22, 2007 was 52,309,814.

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
f//ka ACCIDENT PREVENTION PLUS, INC.
CONSOLIDATED BALANCE SHEETS

	March 31, 2006 Unaudited	December 31, 2005 Audited

Total assets	$-	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Notes and loans payable, current portion	$1,254,439	$1,254,439
Convertible notes payable	430,000	430,000
Accounts payable	680,608	680,608
Accrued expenses and other liabilities	282,513	282,513
Accrued interest	716,878	666,174
Due to officers	409,295	409,295
Total current liabilities	3,773,733	3,723,029

Common stock subject to rescission of 12,496 shares issued and outstanding	181,189	181,189
Bridge loans expected to convert to equity	343,300	343,300
Total liabilities	4,298,222	4,247,518

Commitments and contingencies	-	-

Stockholders' deficit:
Common stock - par value $.001; 50,000,000 shares authorized; 12,840,021 shares issued and outstanding at	12,840	12,840
Additional paid-in capital	6,547,465	6,547,465
Accumulated deficit	(10,858,527)	(10,807,823)
Total stockholders' deficit	(4,298,222)	(4,247,518)

Total liabilities and stockholders' deficit	$-	$-

The accompanying footnotes are an integral part of these Unaudited Consolidated Financial Statements.

INCA DESIGNS, INC. AND SUBSIDIARIES
f/k/a TRANSPORTATION SAFETY TECHNOLOGY, INC.
f/k/a ACCIDENT PREVENTION PLUS, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005

	March 31,
	2006	2005

Revenues, net	$-	$-

Cost of revenues	-	-

Gross profit	-	-

Operating expenses:
General and administration	-	88
Total operating expense	-	88

Operating loss	-	(88)

Other income and (expense)
Interest expense	(50,704)	(50,704)
Total other income (expense)	(50,704)	(50,704)

Loss before taxes	(50,704)	(50,792)

Provision for income taxes	-	-

Net loss	$(50,704)	$(50,792)

Earnings Per Share, Basic and Diluted:

Net loss	$(0.004)	$(0.004)

Weighted Average Number of Shares Outstanding	12,840,021	12,840,021

The accompanying footnotes are an integral part of these Unaudited Consolidated Financial Statements.

INCA DESIGNS, INC. AND SUBSIDIARIES
f/k/a TRANSPORTATION SAFETY TECHNOLOGY, INC.
f/k/a ACCIDENT PREVENTION PLUS, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
FOR THE YEAR ENDED DECEMBER 31, 2005 AND THREE MONTHS ENDED MARCH 31, 2006

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance, December 31, 2004	12,840,021	$12,840	$6,547,465	$(10,594,296)	$(4,033,991)

Net loss	-	-	-	(213,527)	(213,527)

Balance, December 31, 2005	12,840,021	12,840	6,547,465	(10,807,823)	(4,247,518)

Net loss	-	-	-	(50,704)	(50,704)

Balance, March 31, 2006	12,840,021	$12,840	$6,547,465	$(10,858,527)	$(4,298,222)

The accompanying footnotes are an integral part of these Unaudited Consolidated Financial Statements.

INCA DESIGNS, INC. AND SUBSIDIARIES
f/k/a TRANSPORTATION SAFETY TECHNOLOGY, INC.
f/k/a ACCIDENT PREVENTION PLUS, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005

	March 31,
	2006	2005

CASH FLOWS FROM OPERATING ACTIVITES
Net loss	$(50,704)	$(50,792)
Changes in assets and liabilities:
Accrued interest	50,704	50,705

Net cash flows used in operating activities	-	(87)

Decrease in cash	-	(87)
Cash, beginning of period	-	87
Cash, end of period	$-	$-

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid for interest	$-	$-

Cash paid for income taxes	$-	$-

The accompanying footnotes are an integral part of these Unaudited Consolidated Financial Statements.

INCA DESIGNS, INC. AND SUBSIDIARIES
f/k/a TRANSPORTATION SAFETY TECHNOLOGY, INC.
f/k/a ACCIDENT PREVENTION PLUS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2006 AND 2005
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
MARCH 31, 2006 AND 2005
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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2006 AND 2005
(UNAUDITED)

NOTE A – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2006 AND 2005
(UNAUDITED)

NOTE B – GOING CONCERN

As of March 31, 2006, the Company had no cash, an accumulated deficit, no established source of revenue and was in arrears with trade creditors and payroll taxes. Should the taxing authorities take further actions, the results could be detrimental to the Company's ability to operate. In addition, the Company is in arrears with respect to revised payment arrangements with its bank debt. Should the banks take action against the Company the results could adversely affect the Company. The foregoing matters raise substantial doubt about the ability of the Company to continue as a going concern.

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
MARCH 31, 2006 AND 2005
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

Item 2. Management’s Discussion and Analysis or Plan of Operation.

General

The following discussion and analysis provides information which management of the Company believes to be relevant to an assessment and understanding of the Company’s results of operations and financial condition. This discussion should be read together with the Company’s financial statements and the notes to the financial statements, which are included in this report. This information should also be read in conjunction with the information contained in our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005, including the audited financial statements and notes included therein. The reported results will not necessarily reflect future results of operations or financial condition.

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

Results of Operations

Results of Operations for Three Months Ended March 31, 2006 compared to March 31, 2005

Revenues and Cost of Sales. The Company had no revenues or cost of sales during the three months ended March 31, 2006 and 2005.

General and Administrative Expenses. The Company had no general and administrative expenses during the three months ended March 31, 2006 and $88 for the same period in 2005.

Interest Expense.  The Company recorded interest expense in the amount of $50,704 for the three month periods ended March 31, 2006 and 2005.

Capital Expenditures, Capital Resources and Liquidity

The following summary table (unaudited) presents comparative cash flows of the Company for the periods indicated.

	Three months ended March 31
	2006	2005
	(Unaudited)

Net cash used in operating activities	$-0-	$(87)
Net cash provided by investing activities	$-0-	$-0-
Net cash provided by financing activities	$-0-	$-0-

Capital Expenditures. The Company did not incur any material capital expenditures for office equipment, office furniture or other fixed assets during the three month periods ended March 31, 2006 and 2005.

Liquidity and Capital Resources. The Company’s capital resources have historically been provided by the sale of its Common Stock and by short term loans.

The Company intends to raise additional capital through an offering of its Common Stock or other securities to provide additional working capital to fund future operations.

At March 31, 2006, the Company had no assets and current liabilities of approximately $4,300,000, resulting in a working capital deficit of approximately $4,300,000, as compared to a working capital deficit of approximately $4,250,000 at December 31, 2005.

Going Concern Issue

As of March 31, 2006, the Company has no cash, an accumulated deficit and no current established source of revenue. The foregoing matters have raised substantial doubt about the ability of our Company to continue as a going concern.  Management believes that there will not be sufficient cash to continue the business for the next twelve months. Failure to obtain such funding would have a material adverse effect on the Company’s results of operations and financial condition

Critical Accounting Policies and Estimates

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

Item 3. Controls and Procedures.

The disclosure controls and procedures of the Company, as defined in Rule 13a-14(c) and Rule 15d-14(c) under the Securities and Exchange Act of 1934 have been reviewed and evaluated by the Chief Executive Officer and Chief Financial Officer of the Company within 90 days of the filing date of this quarterly report for the three month period ended March 31, 2006, and have concluded that the controls and procedures have been and are effective.

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

Dated: October 23, 2007		INCA DESIGNS, INC.

	By:	/s/ Stacy Josloff
Stacy Josloff, Chief Executive Officer

	By:	/s/ Stacy Josloff
Stacy Josloff, Chief Financial Officer