Form 10KSB
period 2006-12-31
INCA Designs Inc
filed 2007-10-24
CIK 1084702

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB
(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2006

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from________ to ___________

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
(1) Yes ☐  No ☒
(2) Yes ☒ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes □ No ☒

The issuer had no revenues for its most recent fiscal. The aggregate market value of the voting and non-voting common equity held by non-affiliates as of October 22, 2007 is $31,834,874. For purposes of the foregoing calculation only, directors, executive officers, and holders of 10% or more of the issuer’s common capital stock have been deemed affiliates. The number of shares outstanding of the Registrant’s common stock as of October 22, 2007 was 52,309,814.

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

Business Development

During fiscal 2005, upon information and belief, all of the Company’s officers and directors abandoned their respective positions with the Company. In October 2006, Mark Smith was approved as the court-appointed custodian by the Second Judicial District Court of the State of Nevada, in and for the County of Washoe, (the “Court”) of Transportation Safety Technology, Inc., and filed paperwork with the State of Nevada naming himself as sole officer and director. Mr. Smith, using independent consulting firms, performed appropriate searches to determine that the Company was inactive and had no liens or judgments outstanding. Mr. Smith provided the Court with the independent consulting reports and on November 8, 2006 the Court filed an Order Approving (the) Report and Discharging (the) Custodian.

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

Employees

As of December 31, 2006, the Company had one employee, its then Chief Executive Officer and Chief Financial Officer. As of October 22 2007, full time employees are as follows:

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

REMAINDER OF PAGE INTENTIONALLY LEFT BLANK

PART II

ITEM 5. MARKET FOR THE COMPANY’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

As of December 31, 2006, the Company’s Common Stock was traded on the Over-the-Counter Bulletin Board under the symbol “TSVe”; however in 2007 the symbol was changed to “IDGI.PK”. The market for the Company’s Common Stock was limited, volatile and sporadic and could be subject to wide fluctuations in response to quarter to quarter variations in operating results, news announcements, trading volume, sales of Common Stock by officers, directors and principal shareholders of the Company, general market trends, changes in the supply and demand for the Company’s shares, and other factors. The following table sets forth the high and low sales prices relating to the Company's common stock for fiscal years 2006 and 2005. These quotations reflect inter-dealer prices without retail mark-up, mark-down or commissions, and may not reflect actual transactions.

Period (Calendar Year)	High*	Low*

2006:
Fourth Quarter	$1.80	$1.00
Third Quarter	$3.00	$1.00
Second Quarter	$20.00	$1.40
First Quarter	$14.00	$2.00

2005:
Fourth Quarter	$4.00	$2.00
Third Quarter	$6.00	$1.00
Second Quarter	$20.00	$6.00
First Quarter	$26.00	$10.00

(*) The stock prices referenced in this table for the calendar years 2006 and 2005 reflect the historical stock price of the Company’s common stock prior to the acquisition of the current operating company and reflect the 1:10 and 1:20 reverse stock split of the Company’s common stock effective as of March 9, 2007 and May 1, 2007 respectively.

Holders

There were approximately 260 registered holders or persons otherwise entitled to hold our common shares as of December 31, 2006 pursuant to a shareholders’ list provided by our transfer agent as of that date and our records relating to issuable shares.  The number of registered shareholders excludes any estimate by us of the number of beneficial owners of common shares held in street name.

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

Recent Sales of Unregistered Securities

In November 2006, the Company issued 36,330,346 shares to the independent consulting firms in payment of their outstanding invoices totaling $55,345.

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

General

The following discussion of our financial condition and results of operations should be read in conjunction with our audited financial statements for the year ended December 31, 2006 and explanatory notes included as part of this annual report.

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

Results of Operations

Results of Operations - Comparison of Year Ended December 31, 2006 and 2005

Revenues and Cost of Sales. The Company’s had no revenues or cost of revenues for the years ended December 31, 2006 and 2005.

General and Administrative Expenses. General and administrative expenses were $55,325 and $10,097 for the years ended December 31, 2006 and 2005 respectively. This increase of $45,228 is a result of consulting expense.

Interest Expense.  During the years ended December 31, 2006 and 2005, the Company recorded interest expense in the amount of $203,430 in each year.

Capital Expenditures, Capital Resources and Liquidity

The following summary table presents comparative cash flows of the Company for the periods indicated.

	Years Ended
	December 31,
	2006	2005

Net cash used in operating activities	$-0-	$(87)
Net cash used in investing activities	$-0-	$-0-
Net cash used in financing activities	$-0-	$-0-

Capital Expenditures. The Company did not incur any material capital expenditures for office equipment, office furniture or other fixed assets during the years 2006 and 2005.

Liquidity and Capital Resources. The Company’s capital resources have historically been provided by the sale of its Common Stock and by short term loans.

At December 31, 2006, the Company had no assets and current liabilities of approximately $4,450,000, resulting in a working capital deficit of approximately $4,450,000, as compared to a working capital deficit of approximately $4,200,000 at December 31, 2005.

Going Concern Issue

As of December 31, 2006, the Company has no cash, an accumulated deficit and no current established source of revenue. The foregoing matters have raised substantial doubt about the ability of our Company to continue as a going concern. Management believes that there will not be sufficient cash to continue the business for the next twelve months. Failure to obtain such funding would have a material adverse effect on the Company’s results of operations and financial condition. As described in Business Development, the Company ceased operations during the first quarter of 2005 and remained inactive until its acquisition of S2 in May 2007.

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

None.

REMAINDER OF PAGE INTENTIONALLY LEFT BLANK

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The following information provided under this PART III presents the information as it relates to the Directors, Executive Officers, Promoters, Control Persons and Corporate Governance as was in effect on December 31, 2006. At the time of this writing, as described in Business Development above, the Directors and Executive Officers have changed.

The following table identifies our current executive officer and director, and his respective offices and positions:

Name	Office
Mark Smith	Chief Executive Officer, President and Director

There is no arrangement or understanding between our director and executive officer and any other person pursuant to which any director or officer was or is to be selected as a director or officer, and there is no arrangement, plan or understanding as to whether non-management shareholders will exercise their voting rights to continue to elect the current board of directors. There are also no arrangements, agreements or understandings to our knowledge between non-management shareholders that may directly or indirectly participate in or influence the management of our affairs.

Business Experience

MARK SMITH graduated in 1987 from the University of Nevada, Reno with a BS degree in Business Administration, majoring in Finance. In 1988 Mr. Smith began an accounting career with Newmont Gold Company. In 1993 Mr. Smith began working for Blue Cross Blue Shield of George in financial and activity based cost accounting. In 1996 Mr. Smith took a position of staff accountant with Independence Mining Company. In 1998 Mr. Smith returned to the University of Nevada, Reno to pursue a second BS degree in Natural Resource Science, majoring in conservation Biology. In 2000 and 2001Mr. Smith worked for the U.S. Forest Service, Carson Range District. In early 2002 Mr. Smith joined Mule Deer Foundation, a national $3.5 million dollar per year, 501(c) 3, non profit organization, as chief financial officer. In 2005 Mr. Smith founded Savior Healthcare, an integrative, home-visitation medical care business for women and children.

Significant Employees

Other than the executive officer named herein, the Company does not have any “significant employees.”

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

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires directors and certain officers of the Company, as well as persons who own more than 10% of a registered class of the Company’s equity securities (“Reporting Persons”), to file reports with the Securities and Exchange Commission. The Company believes that during fiscal 2006, all Reporting Persons timely complied with all filing requirements applicable to them.

ITEM 10. EXECUTIVE COMPENSATION.

The following table sets forth summary information concerning the compensation received for services rendered to us during the fiscal years ended December 31, 2006 and 2005 by our Chief Executive Officer and President, and Chief Financial Officer and Executive Vice President.

Name	Position	Year	Salary	Dollar Value of Stock-Based Compensation
Mark Smith	President/CEO	2006	$-0-	$-0-
Alan Schwartz	Former President/CEO	2006	$-0-	$-0-
		2005	$-0-	$-0-
Jennifer Swanson	Former Exec. VP/CFO	2006	$-0-	$-0-
		2005	$-0-	$-0-

No other annual compensation, including a bonus or other form of compensation was paid to Mr. Smith, Mr. Schwartz or Ms. Swanson during these periods. In addition to the foregoing, no long-term compensation, including restricted stock awards, securities underlying options, LTIP payouts, or other forms of compensation, were paid to Mr. Smith, Mr. Schwartz or Ms. Swanson during these periods.

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following alphabetical table sets forth the ownership, as of December 31, 2006, of our Common Stock by each person known by us to be the beneficial owner of more than 5% of our outstanding Common Stock, each of our directors and executive officers; and all of our directors and executive officers as a group. The information presented below regarding beneficial ownership of our voting securities has been presented in accordance with the rules of the Securities and Exchange Commission and is not necessarily indicative of ownership for any other purpose. This table is based upon information derived from our stock records. Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, we believe that each of the shareholders named in this table has sole or shared voting and investment power with respect to the shares indicated as beneficially owned. Except as set forth below, applicable percentages are based upon 52,309,814 shares of Common Stock outstanding as of October 22, 2007.

Name of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership	Percentage
Mark Smith	Common Stock	-0-	***
All directors and named executive officers as a group (persons)			***

*** Indicates less than 1%.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

None

ITEM 13. EXHIBITS.

Exh. No.	Date of Document	Description of Document

3.1	October 1998	Articles of Incorporation (1)

3.1.1	March 1999	Certificate of Amendment to Articles of Incorporation dated March 9, 1999 (1)

3.1.2	September 2004	Certificate of Amendment to Articles of Incorporation dated September 2004 (2)

21.1	October 23, 2007	List of Subsidiaries

31.1	October 23, 2007	Certification of Chief Executive Officer of Periodic Report pursuant to Rule 13a-14a and Rule 14d-14(a). (*)

31.2	October 23, 2007	Certification of Principal Financial Officer of Periodic Report pursuant to Rule 13a-14a and Rule 15d-14(a). (*)

32.1	October 23, 2007	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350. (*)

32.2	October 23, 2007	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350. (*)

(1) Previously filed with Form 105B12G filed with the SEC on June 3, 1999.

(2) Previously filed with the Preliminary Information Statement filed with the SEC on June 18, 2004.

(*) Filed herewith.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees. We incurred aggregate fees and expenses of $0 and $1,500, from Rosenberg Rich Baker Berman and Co., PA. in the 2006 and 2005 fiscal years respectively. Such fees were primarily for work completed for our quarterly reviews.

Tax Fees. We incurred no fees for the 2006 and 2005 fiscal years for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees. We incurred no other fees for the 2006 and 2005 fiscal years.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned.

Title	Name	Date	Signature

Principal Executive Officer	Stacy Josloff	October 23, 2007	/s/ Stacy Josloff

Principal Financial Officer	Stacy Josloff	October 23, 2007	/s/ Stacy Josloff

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Stacy Josloff	Chief Executive Officer and Director	October 23, 2007
Stacy Josloff

By:	/s/Stacy Josloff	Chief Financial Officer and Director	October 23, 2007
Stacy Josloff

By:	/s/ Stephanie Hirsch	President and Director	October 23, 2007
Stephanie Hirsch

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
INCA Designs, Inc.:

We have audited the accompanying consolidated balance sheet of INCA Designs, Inc., as of December 31, 2006, and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended December 31, 2006 and 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of INCA Designs, Inc. as of December 31, 2006, and the consolidated results of their operations and their cash flows for the years ended December 31, 2006 and 2005 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As more fully discussed in Note A to the financial statements, the Company has suffered losses from operations and has a working capital deficiency as of December 31, 2006. These conditions raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note A. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Rosenberg Rich Baker Berman & Company, PA

Bridgewater, New Jersey
October 11, 2007

INCA DESIGNS, INC. AND SUBSIDIARIES
f/k/a TRANSPORTATION SAFETY TECHNOLOGY, INC.
f/k/a ACCIDENT PREVENTION PLUS, INC.
CONSOLIDATED BALANCE SHEET
DECEMBER 31, 2006

ASSETS
Total assets	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Notes and loans payable, current portion	$1,254,439
Convertible notes payable	430,000
Accounts payable	680,608
Accrued expenses and other liabilities	282,513
Accrued interest	869,604
Due to officers	409,295
Total current liabilities	3,926,459

Common stock subject to rescission of 12,496 shares issued and outstanding	181,189
Bridge loans expected to convert to equity	343,300
Total liabilities	4,450,948

Commitments and contingencies	-

Stockholders' deficit:
Common stock - par value $.001; 50,000,000 shares authorized;	49,170
49,170,367 shares issued and outstanding
Additional paid-in capital	6,566,460
Accumulated deficit	(11,066,578)
Total stockholders' deficit	(4,450,948)

Total liabilities and stockholders' deficit	$-

The accompanying footnotes are an integral part of these financial consolidated statements.

INCA DESIGNS, INC. AND SUBSIDIARIES
f/k/a TRANSPORTATION SAFETY TECHNOLOGY, INC.
f/k/a ACCIDENT PREVENTION PLUS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR YEARS ENDED DECEMBER 31, 2006 AND 2005

	December 31,
	2006	2005

Revenues, net	$-	$-

Cost of revenues	-	-

Gross profit	-	-

Operating expenses:
General and administration	55,325	10,097
Total operating expense	55,325	10,097

Operating loss	(55,325)	(10,097)

Other income and (expense)
Interest expense	(203,430)	(203,430)
Total other income (expense)	(203,430)	(203,430)

Loss before taxes	(258,755)	(213,527)

Provision for income taxes	-	-

Net loss	$(258,755)	$(213,527)

Earnings Per Share, Basic and Diluted:

Net loss	$(0.015)	$(0.017)

Weighted Average Number of
Shares Outstanding	17,418,640	12,840,021

The accompanying footnotes are an integral part of these financial consolidated statements.

INCA DESIGNS, INC. AND SUBSIDIARIES
f/k/a TRANSPORTATION SAFETY TECHNOLOGY, INC.
f/k/a ACCIDENT PREVENTION PLUS, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2006

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance, December 31, 2004	12,840,021	$12,840	$6,547,465	$(10,594,296)	$(4,033,991)

Net loss	-	-	-	(213,527)	(213,527)

Balance, December 31, 2005	12,840,021	12,840	6,547,465	(10,807,823)	(4,247,518)

Shares issued as payment for
services rendered	36,330,346	36,330	18,995	-	55,325
Net loss	-	-	-	(258,755)	(258,755)

Balance, December 31, 2006	49,170,367	$49,170	$6,566,460	$(11,066,578)	$(4,450,948)

The accompanying footnotes are an integral part of these financial consolidated statements.

INCA DESIGNS, INC. AND SUBSIDIARIES
f/k/a TRANSPORTATION SAFETY TECHNOLOGY, INC.
f/k/a ACCIDENT PREVENTION PLUS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

	December 31,
	2006	2005

CASH FLOWS FROM OPERATING ACTIVITES
Net loss	$(258,755)	$(213,527)
Adjustments to reconcile net loss to net cash flows from
operating activities:
Common stock issued for services	55,325	-
Changes in assets and liabilities:
Accrued expenses and other current liabilities	203,430	213,440

Net cash flows used in operating activities	-	(87)

Decrease in cash	-	(87)
Cash, beginning of year	-	87
Cash, end of year	$-	$-

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid for interest	$-	$-

Cash paid for income taxes	$-	$-

The accompanying footnotes are an integral part of these financial consolidated statements.

INCA DESIGNS, INC. AND SUBSIDIARIES
f/k/a TRANSPORTATION SAFETY TECHNOLOGY, INC.
f/k/a ACCIDENT PREVENTION PLUS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006

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
DECEMBER 31, 2006

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

In March 2006, the FASB issued SFAS No. 156 “Accounting for Servicing of Financial Assets". SFAS No. 156 amends FASB Statement No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities", with respect to the accounting for separately recognized servicing assets and servicing liabilities.

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
DECEMBER 31, 2006

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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
DECEMBER 31, 2006

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

liabilities attributable to the book-tax basis differentials are computed at a rate of 34% federal, 6% state, pursuant to SFAS No. 109.

The only material tax effect of significant items comprising the Company's current deferred tax assets as of December 31, 2006 is the Company's net operating loss carryforwards ("NOL's"), which amounted to approximately $6,103,000 for the Company. The deferred tax asset associated with the Company's NOL's amounted to approximately $2,136,000 as of December 31, 2006. In accordance with SFAS 109, the Company has recorded a 100% valuation allowance for such deferred tax asset since management could not determine that it was "more likely than not" that the deferred tax assets would be realized in the future. The valuation allowance increased by $91,000 during the year ended December 31, 2006. The Company's NOL's amounting to approximately $6,103,000 will expire in the years 2007 through 2026 if not utilized prior.

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Going Concern

At December 31, 2006, the Company had no cash. As of December 31, 2006, the Company had an accumulated deficit and no established source of revenue and is in arrears with trade creditors and payroll taxes. Should the taxing authorities take further actions, the results could be detrimental to the Company's ability to operate. In addition, the Company is in arrears with respect to revised payment arrangements with its bank debt. Should the banks take action against the Company the results could adversely affect the Company. The foregoing matters raise substantial doubt about the ability of the Company to continue as a going concern. Management believes the current cash on hand and anticipated revenues may not be sufficient to retire the full amount of the obligations that mature during the next twelve months.

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

At December 31, 2006, the Company has 50,000,000 shares of Common Stock authorized of which 49,170,367 are issued and outstanding. The par value of the Company’s Common Stock is $0.001.

There is a limited public trading market for the Company’s Common Stock and a regular, more active trading market may not develop, or if developed, may not be sustained. Currently, the Company’s Common Stock trades under the symbol “IDGI.PK”.

Preferred stock

The Company has no shares of preferred stock authorized.

Stock Options

Effective January 1, 1999, the Company established a non-qualified stock option plan ("Stock Option Plan") pursuant to which 6,000,000 shares of common stock are reserved for issuance upon the exercise of options. The option plan is designed to serve as an incentive for retaining qualified and competent key employees, officers and the director of the Company. As of December 31, 2006, 3,000,000 options are outstanding.

INCA DESIGNS, INC. AND SUBSIDIARIES
f/k/a TRANSPORTATION SAFETY TECHNOLOGY, INC.
f/k/a ACCIDENT PREVENTION PLUS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006

NOTE B - COMMON AND PREFERRED STOCK (continued)

Stock Options (continued)

A summary of the Company's stock option activity and related information follows:

	Number of Shares Under Option	Range of Options Price Per Share	Weighted Average Exercise Price
Balance at December 31, 2004	3,000,000	$0.75-2.50	$1.42
Granted	-0-	-0-	-0-
Exercised	-0-	-0-	-0-
Cancelled	-0-	-0-	-0-
Balance at December 31, 2005	3,000,000	$0.75-2.50	$1.42
Granted	-0-	-0-	-0-
Exercised	-0-	-0-	-0-
Cancelled	-0-	-0-	-0-
Balance at December 31, 2006	3,000,000	$0.75-2.50	$1.42

REMAINDER OF PAGE INTENTIONALLY LEFT BLANK

INCA DESIGNS, INC. AND SUBSIDIARIES
f/k/a TRANSPORTATION SAFETY TECHNOLOGY, INC.
f/k/a ACCIDENT PREVENTION PLUS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006

NOTE C - NOTES AND LOANS PAYABLE

As of December 31, 2006, the Company is in default in the following obligations.

The principal balance on promissory notes with a financial institution totaled $484,000. In August 2002, the Company negotiated a settlement with the financial institution with payment terms of $5,000 per month on the promissory notes. During the year ended December 31, 2006 no payments were made.	$484,000

Promissory note with interest accruing at 8% per annum, due on demand to a former officer/director.	50,000

Promissory note which the former officer/director secured personally through a financial institution. The Company has guaranteed to reimburse the officer for all interest and the direct cost of such loan. This loan bears interest at 9.25% per annum and is due on demand.	240,000

Promissory note with interest accruing at 10% per annum, due on demand to a former officer/director.	7,500

Promissory note with interest accruing at 10% per annum, due on demand to a former officer/director.	3,500

Non-interest bearing advances and unreimbursed expenses by a former officer/director.	79,143

Notes and loans payable to individuals with interest accruing at 10% per annum, due on demand.	288,000

Notes payable to an individual with interest accruing at 10%, all with a due date of March 1, 2002.	102,296

TOTAL	$1,254,439

INCA DESIGNS, INC. AND SUBSIDIARIES
f/k/a TRANSPORTATION SAFETY TECHNOLOGY, INC.
f/k/a ACCIDENT PREVENTION PLUS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006

NOTE D - CONVERTIBLE PROMISSORY NOTES

As of December 31, 2006, the Company is in default in the following obligations:

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

NOTE E - COMMON STOCK SUBJECT TO RESCISSION OFFER

Common stock sold subsequent to August 3, 1999 pursuant to the Company's limited offering memorandums of January and April 1999, may be in violation of the requirements of the Securities Act of 1933. In addition, certain state securities rules and regulations may not have been complied with to ensure availability of a private placement transaction exemption. As such, the proceeds of $202,939 from the issuance of 13,996 shares of common stock through December 31, 1999 were classified outside of equity in the balance sheet and classified as common stock subject to rescission. On April 18, 2000, the Company repurchased 1,500 shares of common stock from two of the related shareholders. The Company subsequently canceled these shares. As of December 31, 2002, the balance of proceeds was $181,189 and the related shares were 12,496. As of December 31, 2006, no additional investors have requested the Company to repurchase their shares.

INCA DESIGNS, INC. AND SUBSIDIARIES
f/k/a TRANSPORTATION SAFETY TECHNOLOGY, INC.
f/k/a ACCIDENT PREVENTION PLUS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006

NOTE F - BRIDGE LOAN EXPECTED TO BE CONVERTED TO EQUITY

During the year ended December 31, 2002, the Company entered into various bridge loans which are convertible into Common Stock of the Company. As of December 31, 2006, there remains outstanding three such bridge loans totaling $343,300. These bridge loans bear an interest rate of 10%.	$343,300

NOTE G -DUE TO OFFICERS

At December 31, 2006, amounts due to officers consisted of the following:

Accrued compensation	$394,180
Advances	15,115

TOTAL	$409,295

The amounts are non-interest bearing and have no stated terms of repayment.

NOTE H -ACCRUED EXPENSES AND OTHER LIABILITIES

Accrued expenses and other liabilities consist of the following at December 31, 2006:

Accrued expenses	$133,838
Payroll taxes	18,225
Cash advanced for stock purchase	38,500
Other liabilities	91,950

TOTAL	$282,513

NOTE I - COMMITMENTS AND CONTINGENCIES

Employment Agreements

During 2002, the Company entered into employment agreements with its two executive officers, which provide for annual salaries of $120,000 and $114,000 and common stock grants of 125,000 shares each during the year. The agreements provide for certain expenses and annual raises based upon the ability of the Company to fund the same. No options were granted in 2006 or 2005. No salaries were accrued nor were any restricted shares issued for the years ending December 31, 2006 or 2005 resulting from the Company’s decision to cease operation.

INCA DESIGNS, INC. AND SUBSIDIARIES
f/k/a TRANSPORTATION SAFETY TECHNOLOGY, INC.
f/k/a ACCIDENT PREVENTION PLUS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006

NOTE I - COMMITMENTS AND CONTINGENCIES (continued)

Litigation

The Company is a named defendant in a lawsuit filed in the New York Supreme Court County of Nassau. The lawsuit claims that the Company breached a contract claim stemming from the Company's failure to install certain devices in the Plaintiff's fleet of ambulances, and seeks compensatory damages in the amount of $195,000. The Company has asserted counter-claim based upon tortious interference with contract, and has denied all of the Plaintiff's allegations. A settlement offer has been made by the Company, whereby the Company would complete installation of its devices in exchange for a general release. The plaintiff has not responded to that offer. While the Company cannot predict the outcome of any settlement, the Company estimates that its liability under this litigation will not exceed $71,000. Accordingly, an accrual of $71,000 was reflected in the accompanying December 31, 2006 consolidated balance sheet.

Management is not aware of any other legal proceedings contemplated by any governmental authority or other party involving the Company or its properties. No director, officer or affiliate of the Company is (i) a party adverse to the Company in any legal proceedings, or (ii) has an adverse interest to the Company in any legal proceedings. Management is not aware of any other legal proceedings pending or that have been threatened against the Company or its properties. As of December 31, 2006, the Company owes approximately $18,000 in payroll taxes originating in periods prior to 1999. Federal and state tax liens have been filed against the Company in connection with unpaid payroll taxes. Although the Internal Revenue Service and the Employment Commission of the State of New York have filed liens against the Company, respectively, as a result of unpaid payroll taxes, these governmental entities have not initiated legal proceedings against the Company to seize the Company's assets to pay such taxes.

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
DECEMBER 31, 2006

NOTE J - SUBSEQUENT EVENTS (continued)

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