Form 10QSB
period 2007-03-31
INCA Designs Inc
filed 2007-10-25
CIK 1084702

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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
Yes __	No X
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes X	No__

The number of shares outstanding of the Registrant’s common stock as of October 23, 2007 was 52,309,814.

Transitional Small Business Disclosure Format:
Yes __	No X

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
f/k/a ACCIDENT PREVENTION PLUS, INC.
CONSOLIDATED BALANCE SHEETS

	March 31, 2007 Unaudited	December 31, 2006 Audited

Total assets	$-	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Notes and loans payable, current portion	$1,254,439	$1,254,439
Convertible notes payable	430,000	430,000
Accounts payable	680,608	680,608
Accrued expenses and other liabilities	282,513	282,513
Accrued interest	919,765	869,604
Due to officers	409,295	409,295
Total current liabilities	3,976,620	3,926,459

Common stock subject to rescission of 12,496 shares issued and outstanding	181,189	181,189
Bridge loans expected to convert to equity	343,300	343,300
Total liabilities	4,501,109	4,450,948

Stockholders' deficit:
Preferred Stock - par value $0.0001; 10,000,000 shares authorized;	-	-
no shares issued and authorized
Common stock - par value $.0001; 1,000,000,000 shares authorized;	492	49,170
4,917,037 shares issued and outstanding at March 31, 2007 and par value $.001; 50,000,000 shares authorized; 49,170,367 shares issued and outstanding at December 31, 2006
Additional paid-in capital	6,615,138	6,566,460
Accumulated deficit	(11,116,739)	(11,066,578)
Total stockholders' deficit	(4,501,109)	(4,450,948)

Total liabilities and stockholders' deficit	$-	$-

The accompanying footnotes are an integral part of these Unaudited Consolidated Financial Statements.

INCA DESIGNS, INC. AND SUBSIDIARIES
f/k/a TRANSPORTATION SAFETY TECHNOLOGY, INC.
f/k/a ACCIDENT PREVENTION PLUS, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006

	March 31,
	2007	2006

Revenues, net	$-	$-

Cost of revenues	-	-

Gross profit	-	-

General and administrative	-	-

Operating loss	-	-

Other income and (expense)
Interest expense	(50,161)	(50,704)
Total other income (expense)	(50,161)	(50,704)

Loss before taxes	(50,161)	(50,704)

Provision for income taxes	-	-

Net loss	$(50,161)	$(50,704)

Earnings Per Share, Basic and Diluted:

Net loss	$(0.01)	$(0.04)

Weighted Average Number of
Shares Outstanding	4,917,037	1,284,002

The accompanying footnotes are an integral part of these Unaudited Consolidated Financial Statements.

INCA DESIGNS, INC.AND SUBSIDIARIES
f/k/a TRANSPORTATION SAFETY TECHNOLOGY, INC.
f/ka ACCIDENT PREVENTION PLUS, INC.
UNAUDITED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
FROM DECEMBER 31, 2005 THROUGH MARCH 31, 2007

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance, December 31, 2005	12,840,021	$12,840	$6,547,465	$(10,807,823)	$(4,247,518)

Shares issued as payment for
services rendered	36,330,346	36,330	18,995	-	55,325
Net loss	-	-	-	(258,755)	(258,755)

Balance, December 31, 2006	49,170,367	49,170	6,566,460	(11,066,578)	(4,450,948)

Reverse stock split of 1 for 10 and the effect of change in par value	(44,253,330)	(48,678)	48,678	-	-
Net loss	-	-	-	(50,161)	(50,161)

Balance, March 31, 2007	4,917,037	$492	$6,615,138	$(11,116,739)	$(4,501,109)

The accompanying footnotes are an integral part of these Unaudited Consolidated Financial Statements.

INCA DESIGNS, INC. AND SUBSIDIARIES
f/k/a TRANSPORTATION SAFETY TECHNOLOGY, INC.
f/k/a ACCIDENT PREVENTION PLUS, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006

	March 31,
	2007	2006

CASH FLOWS FROM OPERATING ACTIVITES
Net loss	$(50,161)	$(50,704)
Changes in assets and liabilities:
Accrued interest	50,161	50,704

Net cash flows from operating activities	-	-

Change in cash	-	-
Cash, beginning of period	-	-
Cash, end of period	$-	$-

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid for interest	$-	$-

Cash paid for income taxes	$-	$-

The accompanying footnotes are an integral part of these Unaudited Consolidated Financial Statements.

INCA DESIGNS, INC. AND SUBSIDIARIES
f/k/a TRANSPORTATION SAFETY TECHNOLOGY, INC.
f/k/a ACCIDENT PREVENTION PLUS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007
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

In February 2007, the Company prepared and mailed an Information Statement and obtained proxies to reconstitute its capital structure and reverse split its common stock on a 1 for 10 basis.

In February 2007, Donald R. Mastropietro was appointed sole officer and director (completed after the proxies were obtained but before the actions were put into effect). In March 2007, Mr. Mastropietro, as sole director, authorized the change of the Company’s name to INCA Designs, Inc. (“INCA”) and completed the previously authorized reconstitution of the Company’s capital structure (increasing the authorized common stock to 1 billion shares, changing its par value to $0.0001, reverse splitting the common stock on a 1 for 10 basis, and authorizing the issuance of up to 10 million shares of preferred stock at a par value of $0.0001).

Basis of Accounting

The Company maintains its financial records and financial statements on the accrual basis of accounting.

INCA DESIGNS, INC. AND SUBSIDIARIES
f/k/a TRANSPORTATION SAFETY TECHNOLOGY, INC.
f/k/a ACCIDENT PREVENTION PLUS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007
(UNAUDITED)

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" ("SFAS 157"). SFAS 157 clarifies the principal that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. Under the standard, fair value measurements would be separately disclosed by level within the fair value hierarchy. SFAS 157 if effective for the Company on January 1, 2008. The Company is in the process of evaluating SFAS 157 but does not believe it will have a significant effect on its financial position or results of operation.

In February 2007, the FASB issued SFAS 159, "The Fair Value Option for Financial Assets and Financial Liabilities Including an Amendment of FASB Statement No. 115 ("SFAS 159"). SFAS159 permits an entity to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS 159 are elective, however, the amendment to SFAS 115, "Accounting for Certain Investments in Debt and Equity Securities", applies to all entities with available for sale or trading securities. SFAS 159 is elective as of the beginning of an entity's first fiscal year that begins after November 15, 2007. SFAS 159 was recently issued and the Company is currently assessing the financial impact the statement will have on our financial statements.

INCA DESIGNS, INC. AND SUBSIDIARIES
f/k/a TRANSPORTATION SAFETY TECHNOLOGY, INC.
f/k/a ACCIDENT PREVENTION PLUS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007
(UNAUDITED)

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

NOTE B - GOING CONCERN

As of March 31, 2007, the Company had no cash, an accumulated deficit, no established source of revenue and was in arrears with trade creditors and payroll taxes. Should the taxing authorities take further actions, the results could be detrimental to the Company's ability to operate. In addition, the Company is in arrears with respect to revised payment arrangements with its bank debt. Should the banks take action against the Company the results could adversely affect the Company. The foregoing matters raise substantial doubt about the ability of the Company to continue as a going concern.

The financial statements do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should the Company be unable to continue in operation.

INCA DESIGNS, INC. AND SUBSIDIARIES
f/k/a TRANSPORTATION SAFETY TECHNOLOGY, INC.
f/k/a ACCIDENT PREVENTION PLUS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007
(UNAUDITED)

NOTE C - COMMON AND PREFERRED STOCK

Common Stock

At March 31, 2007, the Company had 1,000,000,000 shares of common stock, par value $0.0001 authorized, 4,917,037 shares issued and outstanding.

In February 2007, the Company prepared and mailed an Information Statement and obtained proxies to reconstitute its capital structure (increasing the authorized common stock to 1 billion shares and changing its par value to $0.0001) and reverse split its common stock on a 1 for 10 basis.
.
Preferred stock

At March 31, 2007, the Company had 10,000,000 shares of preferred stock, par value $0.0001 authorized which can be designated in series as desired by the Company’s Board of Directors.

In February 2007, the Company prepared and mailed an Information Statement and obtained proxies to reconstitute the capital structure (authorizing the issuance of up to 10 million shares of preferred stock at a par value of $0.0001).

Stock Options

Effective January 1, 1999, the Company established a non-qualified stock option plan ("Stock Option Plan") pursuant to which 600,000 (post split) shares of common stock are reserved for issuance upon the exercise of options. The option plan is designed to serve as an incentive for retaining qualified and competent key employees, officers and the director of the Company. As of March 31, 2007, no options are outstanding.

A summary of the Company's stock option activity and related information follows (all amounts have been adjusted to take into effect the Company’s 1 for 10 reverse stock split):

	Number of Shares Under Option	Range of Options Price Per Share	Weighted Average Exercise Price
Balance at December 31, 2005	300,000	$7.50-25.00	$14.20
Granted	-0-	-0-	-0-
Exercised	-0-	-0-	-0-
Cancelled	-0-	-0-	-0-
Balance at December 31, 2006	300,000	7.50-25.00	14.20
Granted	-0-	-0-	-0-
Exercised	-0-	-0-	-0-
Cancelled	(300,000)	(7.50-25.00)	$(14.20)
Balance at March 31, 2007	-0-	$-0-	$-0-

INCA DESIGNS, INC. AND SUBSIDIARIES
f/k/a TRANSPORTATION SAFETY TECHNOLOGY, INC.
f/k/a ACCIDENT PREVENTION PLUS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007
(UNAUDITED)

NOTE D - SUBSEQUENT EVENTS

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

Item 2.  Management’s Discussion and Analysis or Plan of Operation.

General

The following discussion and analysis provides information which management of the Company believes to be relevant to an assessment and understanding of the Company’s results of operations and financial condition. This discussion should be read together with the Company’s financial statements and the notes to the financial statements, which are included in this report. This information should also be read in conjunction with the information contained in our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2006, including the audited financial statements and notes included therein. The reported results will not necessarily reflect future results of operations or financial condition.

Background

The Company was incorporated in Nevada in 1998 under the name Accident Prevention Plus, Inc. In December 2004, the Company filed an amendment to its Articles of Incorporation and thereby changed its name to Transportation Safety Technology, Inc. During 2005, the Company’s officers and directors abandoned their respective positions with the Company and the Company discontinued all operations. In October 2006, Mark Smith was approved as the court-appointed custodian of the Company by the Second Judicial District Court of the State of Nevada, in and for the County of Washoe, Nevada, and (the “Court”). Mr. Smith in compliance with the laws of the State of Nevada filed all required documentation with the Court to appoint himself as the sole officer and director of the Company. On November 8, 2006, the Court entered an order approving such appointment.

In connection with Mr. Smith’s appointment the Court authorized the Company to compensate the independent consultants hired by Mr. Smith in connection with the preparation of certain reports concerning the affairs of the Company, which were part of the required documentation filed with the Court. As a result, the Company issued an aggregate of 36,328,000 shares (181,640 post reverse split shares) of its common stock to these independent consultants. (“Consultant’s Shares”)

In February, 2007, Donald Mastropietro acquired control of the Company by acquiring the Consultant’s Shares. In March, 2007 the Company commenced negotiations with the shareholders of S2 New York Design Corp., a New York corporation (“S2”). In March 2007 in anticipation of the acquisition of S2, the Company filed an amendment to its Articles of Incorporation and thereby changed its name to INCA Designs, Inc. and reverse split its common stock 10 for 1. In May 2007, the Company filed an amendment to its Articles of Incorporation authorizing an additional reverse split of its common stock 20 for 1.

On May 21, 2007, the Company entered into a Securities Exchange Agreement by and between the Company, S2, and Stacy Josloff and Stephanie Hirsch (the “S2 Shareholders”). Upon closing of the acquisition contemplated under the Securities Exchange Agreement (the “Acquisition”), S2 became a wholly owned subsidiary of the Company.

Pursuant to the terms and conditions of the Securities Exchange Agreement:

•
At the closing of the Acquisition, 100% of the issued and outstanding shares of common stock of S2 owned by the S2 Shareholders were transferred to the Company in exchange for an aggregate of 26,000,000 shares of common stock of the Company.

•
Immediately following the closing of the Acquisition, under the terms of the Securities Exchange Agreement, the Company assumed subordinated convertible promissory notes previously issued by S2 (the “S2 Notes”) in the aggregate principal amount of $500,000, which, if and when converted, will convert into shares of the Company’s common stock. In association with the assumption of the S2 Notes, the Company issued an aggregate of 1,000,000 common stock purchase warrants to the holders of the convertible promissory notes which warrants were substituted for like warrants previously issued by S2. The warrants are exercisable for three years at an exercise price of $.50 per share and expire on October 31, 2009.

•
Immediately following the closing of the Acquisition, an aggregate of $680,650 in the Company debt was converted by non-affiliates into 26,063,750 shares of its Common Stock at a conversion ratio of $.026 per share.

•
Upon the closing of the Acquisition, Donald R. Mastropietro resigned as the sole officer and director of the Company, and a new board of directors and new officers were appointed. The new board of directors and executive officers consist of Stacy Josloff and Stephanie Hirsch.

•	Each of the Company, S2 and the S2 Shareholders provided customary representations and warranties, pre-closing covenants and closing conditions in the Securities Exchange Agreement.

S2 designs, contracts for the manufacture of, and retails comprehensive collections of resort wear, swimwear and accessories. S2 believe that its unique designs, innovative sourcing, product positioning, wide range of price points, and commitment to branding attracts a customer seeking a ‘resort lifestyle experience.’ S2 cross-generational collections are timeless and sophisticated emphasizing beautiful fabrics, a great fit and price points positioned well below that of the upscale designer market. S2 believes a significant market exists for attainable luxury fashions purchased by a wide age range of strong fashionable women who are seeking sophisticated, high-quality, culturally driven collections.

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

Results of Operations

Results of Operations for Three Months Ended March 31, 2007 compared to March 31, 2006

Revenues and Cost of Sales. The Company had no revenues or cost of sales during the three months ended March 31, 2007 and 2006.

General and Administrative Expenses. The Company had no general and administrative expenses during the three months ended March 31, 2007 and 2006.

Interest Expense.  The Company recorded interest expense in the amount of $50,161 and $50,704 for the three month periods ended March 31, 2007 and 2006 respectively.

Capital Expenditures, Capital Resources and Liquidity

The following summary table (unaudited) presents comparative cash flows of the Company for the periods indicated.

Three months ended
March 31
	2007	2006
(Unaudited)

Net cash used in operating activities	$-0-	$-0-
Net cash used in investing activities	$-0-	$-0-
Net cash used in financing activities	$-0-	$-0-

Capital Expenditures. The Company did not incur any material capital expenditures for office equipment, office furniture or other fixed assets during the three month periods ended March 31, 2007 and 2006.

Liquidity and Capital Resources. The Company’s capital resources have historically been provided by the sale of its Common Stock and by short term loans.

The Company intends to raise additional capital through an offering of its Common Stock or other securities to provide additional working capital to fund future operations.

At March 31, 2007, the Company had no assets and current liabilities of approximately $4,500,000, resulting in a working capital deficit of approximately $4,500,000, as compared to a working capital deficit of approximately $4,450,000 at December 31, 2006.

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

Item 3. Controls and Procedures.

The disclosure controls and procedures of the Company, as defined in Rule 13a-14(c) and Rule 15d-14(c) under the Securities and Exchange Act of 1934 have been reviewed and evaluated by the Chief Executive Officer and Chief Financial Officer of the Company within 90 days of the filing date of this quarterly report for the three month period ended March 31, 2007, and have concluded that the controls and procedures have been and are effective.

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

None

Item 3. Defaults upon Senior Securities.

None

Item 4. Submission of Matters to a Vote of Security Holders.

A Special Meeting of the Shareholders of the Company was duly held on February 12, 2007, pursuant to written notice to all shareholders dated January 31, 2007. Holders of approximately seventy-six percent (76%) of the issued and outstanding shares of the Company were present by proxy. The following were voted on and approved by approximately seventy-three percent (73%) of the issued and authorized shares outstanding: (a) election of Mark Smith as sole director, (b) file Form 15-12G, (c) amend articles to effect a 1 for 10 reverse of common stock, (d) amend articles to authorize 10 million shares of preferred stock with a par value of $0.0001, (e) amend articles to increase authorized common stock to 1 billion shares; change par value of common stock from $0.001 to $0.0001

A Special Meeting of the Shareholders of the Company was duly held on March 8, 2007. Holders of approximately seventy-seven percent (77%) of the issued and outstanding shares of the Company were present and signed a Waiver of Notice. It was voted that the Certificate of Incorporation of the company be amended to change the name of the Company to INCA Designs, Inc.

Item 5. Other Information.

None

Item 6. Exhibits.

Exhibit Number	Document Description

3.1	Articles of Incorporation (1)
3.1.1	Certificate of Amendment to Articles of Incorporation dated March 9, 1999 (1)
3.1.2	Certificate of Amendment to Articles of Incorporation dated September 2004 (2)
3.1.3	Certificate of Amendment to Articles of Incorporation dated March 9, 2007 (3)
31.1	Certification of Chief Executive Officer of Periodic Report pursuant to Rule 13a-14a and Rule 14d-14(a). (*)
31.2	Certification of Principal Financial Officer of Periodic Report pursuant to Rule 13a-14a and Rule 15d-14(a). (*)
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350. (*)
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350. (*)

(1)	Previously filed with Form 105B12G filed with the SEC on June 3, 1999.
(2)	Previously filed with the Preliminary Information Statement filed with the SEC on June 18, 2004.
(3)	Previously filed with the Form 8K filed with the SEC on October 12, 2007.
(*)	Filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: October 24, 2007	INCA DESIGNS, INC.

	By:	/s/ Stacy Josloff
Stacy Josloff, Chief Executive Officer

By:	/s/ Stacy Josloff
Stacy Josloff, Chief Executive Officer