Form 10QSB
period 2007-06-30
INCA Designs Inc
filed 2007-10-30
CIK 1084702

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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
Yes ☒  No ☐

The number of shares outstanding of the Registrant’s common stock as of October 29, 2007 was 52,309,814.

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

INCA DESIGNS, INC. AND SUBSIDIARIES
BALANCE SHEETS

	June 30,	December 31,
	2007	2006
	Unaudited	Audited

ASSETS

Current Assets:
Cash	$293,455	$81,754
Restricted cash	-	100,000
Accounts receivable, net of allowance for doubtful accounts of $0 at June 30, 2007 and $4,950 at December 31, 2006	4,287	74,425
Loan receivable	364,325	-
Inventory	67,862	71,231
Prepaid expenses and other current assets	83,451	61,087
Total current assets	813,380	388,497

Total assets	$813,380	$388,497

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Notes and loans payable	$1,629,439	$600,000
Convertible notes payable, net of discount	820,084	-
Derivative liabilities	1,808,750	-
Accounts payable	138,906	75,587
Accrued expenses and other liabilities	888,434	81,889
Accrued interest	1,087,712	45,162
Due to officers and other related parties	580,924	549,480
Total current liabilities	6,954,249	1,352,118

Common stock subject to rescission of 63 shares issued and outstanding	181,189	-
Bridge loans expected to convert to equity	343,300	-
Total liabilities	7,478,738	1,352,118

Commitments and contingencies	-	-

Stockholders' deficit:
Preferred stock - par value $0.0001; 10,000,000 shares authorized; no shares issued and authorized	-	-
Common stock - par value $.0001; 1,000,000,000 shares authorized; 52,309,814 shares issued and outstanding at June 30, 2007 and par value $.0001;100,000,000 shares authorized; 20,000,000 shares issued and outstanding at December 31, 2006	5,231	2,000
Additional paid-in capital	678,044	-
Members' deficit	-	(951,042)
Accumulated deficit	(7,348,633)	(14,579)
Total stockholders' deficit	(6,665,358)	(963,621)

Total libilities and stockholders' deficit	$813,380	$388,497

The accompanying footnotes are an integral part of these financial statements.

INCA DESIGNS INC. AND SUBSIDIARIES
UNAUDITED STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2007 AND 2006

	June 30, 2007		June 30, 2006
	For the Three Months Then Ended	For the Six Months Then Ended	For the Three Months Then Ended	For the Six Months Then Ended

Revenues, net	$1,895	$96,287	$419,489	$538,264

Cost of revenues	19,008	49,157	230,719	298,376

Gross profit	(17,113)	47,130	188,770	239,888

Operating expenses:
General and administrative	155,572	256,462	62,900	215,716
Selling expense	192,857	227,796	19,251	181,051
Total operating expense	348,429	484,258	82,151	396,767

Operating income (loss)	(365,542)	(437,128)	106,619	(156,879)

Other income and (expense)
Interest expense	(1,338,817)	(1,347,987)	(711)	(11,159)
Change in fair value of derivative instruments	(125,400)	(125,400)	-	-
Amortization of debt discount	(65,084)	(65,084)	-	-
Other income	1,000	1,000	6,424	6,250
Total other income (expense)	(1,528,301)	(1,537,471)	5,713	(4,909)

Income (loss) before taxes	(1,893,843)	(1,974,599)	112,332	(161,788)

Provision for income taxes	-	-	(500)	(500)

Net income (loss)	$(1,893,843)	$(1,974,599)	$111,832	$(162,288)

Earnings Per Share, Basic and Diluted:

Net income (loss)	$(0.063)	$(0.079)	$0.006	$(0.008)

Weighted Average Number of Shares Outstanding	30,222,844	25,139,662	20,000,000	20,000,000

The accompanying footnotes are an integral part of these financial statements.

INCA DESIGNS INC. AND SUBSIDIARIES
STATEMENT OF STOCKHOLDERS' EQUITY
FROM DECEMBER 31, 2005 THROUGH JUNE 30, 2007

			Additional
	Common Stock		Paid In	Members'	Accumulated
	Shares	Amount	Capital	Deficit	Deficit	Total

Balance, December 31, 2005	-	$-	$-	$(561,576)	$-	$(561,576)

Stock Compensation	20,000,000	2,000	-	-	-	2,000
Net loss	-	-	-	(389,466)	(14,579)	(404,045)

Balance, December 31, 2006	20,000,000	2,000	-	(951,042)	(14,579)	(963,621)

Effect of merger and recapitalization pursuant to execution of Security
Exchange Agreement	6,246,064	625	-	951,042	(5,359,455)	(4,407,788)
Shares issued in exchange for debt	26,063,750	2,606	678,044	-	-	680,650
Net loss	-	-	-	-	(1,974,599)	(1,974,599)

Balance, June 30, 2007	52,309,814	$5,231	$678,044	$-	$(7,348,633)	$(6,665,358)

The accompanying footnotes are an integral part of these financial statements.

INCA DESIGNS, INC. AND SUBSIDIARIES
UNAUDITED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2007 AND 2006

	June 30,
	2007	2006

CASH FLOWS FROM OPERATING ACTIVITES
Net loss	$(1,974,599)	$(162,288)
Adjustments to reconcile net loss to net cash flows from operating activities:
Change in fair value of derivative instruments	125,400	-
Recognition of expense-derivative conversion feature	1,255,042	-
Amortization of debt discount	65,084	-
Bad debt expense	(4,950)	-
Changes in assets and liabilities:
Restricted cash	100,000	-
Accounts receivable	75,088	199,395
Inventory	3,369	48,266
Prepaid expenses and other current assets	(22,364)	(14,898)
Accounts payable	63,319	(170,484)
Accrued interest	72,066	-
Accrued expenses and other current liabilities	143,571	53,508

Net cash flows used in operating activities	(98,974)	(46,501)

CASH FLOWS FROM INVESTING ACTIVITIES
Issuance of loan receivable	(364,325)	-

Net cash flows used in investing activities	(364,325)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Advances from related parties	-	35,913
Proceeds from convertible notes payable	675,000	-

Net cash flows provided by financing activities	675,000	35,913

Increase (decrease) in cash	211,701	(10,588)
Cash, beginning of period	81,754	15,643
Cash, end of period	$293,455	$5,055

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid for interest	$-	$-

Cash paid for income taxes	$-	$500

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

INCA DESIGNS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007
(UNAUDITED)

NOTE A – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

INCA Designs, Inc. (the “Company”) was formed in Nevada in 1998 under the name of Accident Prevention Plus, Inc. In December 2004, the Company changed its name to Transportation Safety Technology, Inc.

During fiscal 2005, upon information and belief, all of the Company’s officers and directors abandoned their respective positions with the Company. In October 2006, a Nevada court appointed a custodian who performed appropriate searches to determine that the Company was inactive and had no liens or judgments outstanding. On November 8, 2006 the Court filed an Order Approving (the) Report and Discharging (the) Custodian.

In March 2007, the Company changed its name to INCA Designs, Inc. and on May 21, 2007 entered into a Security Exchange Agreement with S2 New York Design Corp (“S2”), whereby the Company acquired 100% of the issued and outstanding shares of S2. S2 designs, contracts for the manufacture of, and retails comprehensive collections of resort wear, swimwear and accessories for the upscale designer market. For more details on the transaction, see NOTES C – COMMON STOCK AND PREFERRED STOCK and N – ACQUISITION.

Basis of Accounting

The Company maintains its financial records and financial statements on the accrual basis of accounting.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All inter-company accounts and transactions have been eliminated in consolidation.

Cash and Cash Equivalents

For purposes of the Statements of Cash Flows, the Company considers amounts held by financial institutions and short-term investments with an original maturity of 90 days or less to be cash and cash equivalents. The Company periodically deposits cash with financial institutions in excess of the maximum federal insurance limits (FDIC) of $100,000 per bank.

Accounts Receivable

Accounts receivable are customer obligations due under normal trade terms. Senior management reviews accounts receivable on a monthly basis to determine if any receivables will be potentially uncollectible. The Company includes any accounts receivable balances that are determined to be uncollectible, along with a general reserve, in its overall allowance for doubtful accounts. After all attempts to collect a receivable have failed, the receivable is written off against the allowance. Based on the information available, the Company believes its allowance for doubtful accounts as of June 30, 2007 is adequate.

INCA DESIGNS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007
(UNAUDITED)

NOTE A – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Inventories

Inventory is stated at the lower of cost (First-In, First-Out ("FIFO") method) or market. Inventories consist primarily of finished goods.

Shipping and Handling Costs

The Company expenses all shipping and handling costs as incurred. These costs are included in Cost of Sales.

Advertising Costs

The Company expenses all advertising costs as incurred.

Income Taxes

Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due plus deferred taxes related primarily to differences for financial and income tax reporting related to net operating losses that are available to offset future federal and state income taxes. The deferred tax assets and liabilities represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled.

The Company also has an entity that has elected under the Internal Revenue Code and state law to be taxed as a partnership. In lieu of corporation income taxes, the members of a partnership include their proportionate share of the Company’s taxable income or net operating loss in their individual income tax returns. For this entity, no provision or liability for federal income taxes has been included in these financial statements. The Company is late in filing tax returns for previous years.

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

INCA DESIGNS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007
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

INCA DESIGNS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007
(UNAUDITED)

NOTE A – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

NOTE B – GOING CONCERN

As of June 30, 2007, the Company had approximately $293,000 cash, a loss from operations, was in default of certain convertible debt obligations and was in arrears with trade creditors and payroll taxes. In addition, the Company is in arrears with respect to revised payment arrangements with its bank debt. Should the bank take action against the Company the results could adversely affect the Company. The foregoing matters raise substantial doubt about the ability of the Company to continue as a going concern.

The financial statements do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should the Company be unable to continue in operation.

NOTE C – COMMON AND PREFERRED STOCK

Common Stock

At June 30, 2007, the Company had 1,000,000,000 shares of common stock, par value $0.0001 authorized, 52,309,814 shares issued and outstanding.

In February 2007, the Company prepared and mailed an Information Statement and obtained proxies to reconstitute its capital structure (increasing the authorized common stock to 1 billion shares and changing its par value to $0.0001) and reverse split its common stock on a 1 for 10 basis.

In March 2007, changed it’s name to INCA Designs, Inc. and completed the previously authorized reconstitution of the Company’s capital structure (increasing the authorized common stock to 1 billion shares, changing its par value to $0.0001, reverse splitting the common stock on a 1 for 10 basis, and authorizing the issuance of up to 10 million shares of preferred stock at a par value of $0.0001).

A Shareholders Majority Action in Lieu of a Special Meeting was taken on May 7, 2007. The holder of approximately sixty-five percent (65%) of the issued and outstanding shares of the Company participated in the Majority Action whereby the following Amendment to the Company’s Articles of Incorporation was approved to: (a) reverse split the outstanding shares of the company’s Common Stock 1 for 20; (b) maintain the par value of the Company’s Common Stock at $0.0001; and (c) restore the number of shares of Common Stock the Company is authorized to issue to 1,000,000.

INCA DESIGNS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007
(UNAUDITED)

NOTE C – COMMON AND PREFERRED STOCK (continued)

On May 21, 2007, the Company entered into a Securities Exchange Agreement by and between the Company, S2, and Stacy Josloff and Stephanie Hirsch (the “S2 Shareholders”). Upon closing of the acquisition contemplated under the Securities Exchange Agreement (the “Acquisition”), S2 and its subsidiaries became a wholly owned subsidiary of the Company.

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

Preferred stock

At June 30, 2007, the Company had 10,000,000 shares of preferred stock, par value $0.0001 authorized and unissued which can be designated in series as desired by the Company’s Board of Directors.

In February 2007, the Company prepared and mailed an Information Statement and obtained proxies to reconstitute the capital structure (authorizing the issuance of up to 10 million shares of preferred stock at a par value of $0.0001).

Stock Options

Effective January 1, 1999, the Company established a non-qualified stock option plan ("Stock Option Plan") pursuant to which 30,000 (post split) shares of common stock are reserved for issuance upon the exercise of options. The option plan is designed to serve as an incentive for retaining qualified and competent key employees, officers and the director of the Company. As of June 30, 2007, no options are outstanding.

INCA DESIGNS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007
(UNAUDITED)

NOTE C – COMMON AND PREFERRED STOCK (continued)

A summary of the Company's stock option activity and related information follows (all amounts have been adjusted to take into effect the Company’s 1 for 10 and 1 for 20 reverse stock splits):

	Number of Shares Under Option	Range of Options Price Per Share	Weighted Average Exercise Price
Balance at December 31, 2005	15,000	$150.00-500.00	$284.00
Granted	-0-	-0-	-0-
Exercised	-0-	-0-	-0-
Cancelled	-0-	-0-	-0-
Balance at December 31, 2006	15,000	150.00-500.00	284.00
Granted	-0-	-0-	-0-
Exercised	-0-	-0-	-0-
Cancelled	(15,000)	(150.00-500.00)	(284.00)
Balance at June, 2007	-0-	$-0-	$-0-

NOTE D – INCOME TAXES

As of June 30, 2007, the Company has a net operating loss carry forward of approximately $125,000 resulting in a deferred tax asset of $50,000. The deferred tax asset has been fully reserved against a valuation allowance. As a result, the valuation allowance for the six months ended June 30, 2007 increased by $50,000.

NOTE E – LOAN RECEIVABLE

During the six month ended June 30, 2007, the Company advanced an unrelated entity $364,325. Loan is non-interest bearing and has no state terms for repayment.

INCA DESIGNS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007
(UNAUDITED)

NOTE F – NOTES AND LOANS PAYABLE

As of June 30, 2007, the Company is in default in the following obligations.

The principal balance on promissory notes with a financial institution totaled $484,000. In August 2002, the Company negotiated a settlement with the financial institution with payment terms of $5,000 per month on the promissory notes. During the six months ended June 30, 2007 no payments were made.	$484,000

Promissory note with interest accruing at 8% per annum, due on demand to a former officer/director.	50,000

Promissory note which the former officer/director secured personally through a financial institution. The Company has guaranteed to reimburse the officer for all interest and the direct cost of such loan. This loan bears interest at 9.25% per annum and is due on demand.	240,000

Promissory note with interest accruing at 10% per annum, due on demand to a former officer/director.	7,500

Promissory note with interest accruing at 10% per annum, due on demand to a former officer/director.	3,500

Non-interest bearing advances and unreimbursed expenses by a former officer/director.	79,143

Notes and loans payable to individuals with interest accruing at 10% per annum, due on demand.	288,000

Notes payable to an individual with interest accruing at 10%, all with a due date of March 1, 2002.	102,296

On June 21, 2002, the Company issued a note for $150,000 with a maturity date of July 1, 2006 and an interest rate of one (1%) percent. As a result of a default for non-payment, the interest rate on the note accelerated to fifteen (15%) percent per annum on the date of maturity. The default also prompted a late charge of five (5%) per annum on any overdue amount. As of June 30, 2007, the amounts due hereunder have not been repaid and accrued interest, including accrued late charges, totaled $21,000.	150,000

On October 8, 2004, S2 New York Design LLC issued a promissory note for $62,500 with a maturity date of April 30, 2005 and an interest rate (5.75%) equal to the Prime Rate on the day prior to the date the principle payment is due. As of June 30, 2007, the amounts due hereunder have not been repaid and accrued interest totaled $8,015.	62,500

On December 1, 2004, S2 New York Design LLC issued a promissory note for $62,500 with a maturity date of April 30, 2005 and an interest rate (5.75%) equal to the Prime Rate on the day prior to the date the principle payment is due. As of June 30, 2007, the amounts due hereunder have not been repaid and accrued interest totaled $7,483.	62,500

On April 3, 2007, INCA issued a Single Payment Promissory Note to an individual for $100,000. The note accrues interest at a rate of 15% per annum and is due on April 2, 2008.	100,000

TOTAL	$1,629,439

INCA DESIGNS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007
(UNAUDITED)

NOTE G – CONVERTIBLE PROMISSORY NOTES

As of June 30, 2007, the Company had the following convertible debt obligations:

In December 1999, the Company executed a convertible promissory note with a now former officer and director, bearing interest at prime per annum (4.75% at December 31, 2001) with principal payable in full on December 31, 2001. Commencing on September 30, 2000 the note was convertible into Common Stock at the rate of $14.50 per share. This convertible promissory note is in default at June 30, 2007	$250,000

During the year ended December 31, 2000, the Company entered into sixteen convertible 10% promissory notes to individuals aggregating $593,400. The promissory notes are due on December 31, 2002, bearing interest at 10% per annum and are payable monthly in arrears or upon maturity or any earlier conversion of the note. The promissory notes contain a provision stating that beginning January 2, 2001 that upon a 10 day notice the note is due on demand. At any time subsequent to December 31, 2000, the noteholders will have the right to convert the principal and accrued interest in whole or in part into common stock at $14.50 per share. This convertible promissory note is in default at June 30, 2007
180,000

On May 21, 2007, INCA assumed and reissued a Convertible Promissory Note with an effective date of November 20, 2006 to an individual in the amount of $100,000 with a due date of May 15, 2007 (the “Note”). The due date of the Note was verbally extended by mutual agreement of the parties to September 30, 2007. The Note is convertible into shares of INCA’s common stock at a forty percent discount to the market price of the Company’s common stock or $0.50 per share, whichever is lower. The Note contains 4.99% ownership cap provisions. In conjunction with the Note, the Company issued Warrants to purchase 200,000 shares of common stock of INCA for an exercise price of $0.50 per share. The Warrants expire on October 31, 2009. The shares underlying the Note and the Warrants are covered under a registration rights agreement.
100,000

On May 21, 2007, INCA assumed and reissued a Convertible Promissory Note with an effective date of November 20, 2006 to an individual in the amount of $125,000 with a due date of May 15, 2007 (the “Note”). The due date of the Note was verbally extended by mutual agreement of the parties to September 30, 2007. The Note is convertible into shares of INCA’s common stock at a forty percent discount to the market price of the Company’s stock or $0.50 per share, whichever is lower. The Note contains 4.99% ownership cap provisions. In conjunction with the Note, the Company issued Warrants to purchase 250,000 shares of common stock of INCA for an exercise price of $0.50 per share. The Warrants expire on October 31, 2009. The shares underlying the Note and the Warrants are covered under a registration rights agreement.
125,000

On May 21, 2007, INCA assumed and reissued a Convertible Promissory Note with an effective date of November 20, 2006 to an individual in the amount of $100,000 with a due date of September 30, 2007 (the “Note”). The note is convertible into shares of INCA’s common stock at a forty percent discount to the market price of the Company’s stock or $0.50 per share, whichever is lower. The Note contains 4.99% ownership cap provisions. In conjunction with the Note, the Company issued Warrants to purchase 200,000 shares of common stock of INCA for an exercise price of $0.50 per share. The Warrants expire on October 31, 2009. The shares underlying the Note and the Warrants are covered under a registration rights agreement.
100,000

INCA DESIGNS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007
(UNAUDITED)

On May 21, 2007, INCA assumed and reissued a Convertible Promissory Note with an effective date of May 16, 2006 to an individual in the amount of $100,000 with a due date of October 31, 2007. The note is convertible into shares of INCA’s common stock at a forty percent discount to the market price of the Company’s stock or $0.50 per share, whichever is lower. The Note contains 4.99% ownership cap provisions. In conjunction with the Note, George D. Schaefer was issued Warrants to purchase 200,000 shares of common stock of INCA for an exercise price of $0.50 per share. The Warrants expire on October 31, 2009. The shares underlying the Note and the Warrants are covered under a registration rights agreement.
100,000

On May 21, 2007, INCA assumed and reissued a Convertible Promissory Note with an effective date of May 16, 2006 to an individual in the amount of $75,000 with a due date of October 31, 2007. The note is convertible into shares of INCA’s common stock at a forty percent discount to the market price of the Company’s stock or $0.50 per share, whichever is lower. The Note contains 4.99% ownership cap provisions. In conjunction with the Note, Robert J. Smith was issued Warrants to purchase 150,000 shares of common stock of INCA for an exercise price of $0.50 per share. The Warrants expire on October 31, 2009. The shares underlying the Note and the Warrants are covered under a registration rights agreement.
75,000

On June 20, 2007, INCA issued a Convertible Promissory Note to an entity for $200,000 with a due date of June 20, 2008. The note is convertible into shares of INCA’s common stock at a forty percent discount to the market price of the Company’s stock or $0.50 per share, whichever is lower. The Note contains 4.99% ownership cap provisions. The shares underlying the Note are covered under a registration rights agreement.	200,000

On June 20, 2007, INCA issued a Convertible Promissory Note to an entity for $200,000 with a due date of June 20, 2008. The note is convertible into shares of INCA’s common stock at a forty percent discount to the market price of the Company’s stock or $0.50 per share, whichever is lower. The Note contains 4.99% ownership cap provisions. The shares underlying the Note are covered under a registration rights agreement.	200,000

1,330,000

Debt Discount	(509,916)

TOTAL	$820,084

NOTE H – COMMON STOCK SUBJECT TO RESCISSION OFFER

Common stock sold subsequent to August 3, 1999 pursuant to the Company's limited offering memorandums of January and April 1999, may be in violation of the requirements of the Securities Act of 1933. In addition, certain state securities rules and regulations may not have been complied with to ensure availability of a private placement transaction exemption. As such, the proceeds of $202,939 from the issuance of 70 (post splits) shares of common stock through December 31, 1999 were classified outside of equity in the balance sheet and classified as common stock subject to rescission. On April 18, 2000, the Company repurchased 7 (post splits) shares of common stock from two of the related shareholders. The Company subsequently canceled these shares. As of December 31, 2002, the balance of proceeds was $181,189 and the related shares were 63 (post splits). As of June 30, 2007, no additional investors have requested the Company to repurchase their shares.

INCA DESIGNS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007
(UNAUDITED)

NOTE I – BRIDGE LOANS EXPECTED TO BE CONVERTED TO EQUITY

During the year ended December 31, 2002, the Company entered into various bridge loans which are convertible into Common Stock of the Company. As of June 230, 2007, there remains outstanding three such bridge loans totaling $343,300. These bridge loans bear an interest rate of 10%.

NOTE J –DUE TO OFFICERS AND RELATED PARTIES

At June 30, 2007, amounts due to officers and related parties consisted of the following:

Advances from officer	$519,124
Advances from related party	61,800

TOTAL	$580,924

The amounts are non-interest bearing and have no stated terms of repayment.

NOTE K –ACCRUED EXPENSES AND OTHER LIABILITIES

Accrued expenses and other liabilities consist of the following at June 30, 2007:

Amounts due to former officers for accrued compensation and advances	$409,295
Loans (non-interest bearing) and advances	206,820
Accrued expenses	144,594
Accrued settlements	71,000
Cash advanced for stock purchase	38,500
Payroll taxes	18,225

TOTAL	$888,434

NOTE L – DERIVATIVES

In accordance with SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" and EITF 00-19 "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock", the conversion features associated with the convertible debentures are variable and contain an embedded derivative that requires bifurcation from their hosts contacts. The company has recognized the embedded derivatives as a liability at the date the debentures were issued. As of June 30, 2007 the change in the fair value of the derivative resulted in an accounting loss of $125,400. Amortization of the debt discount totaled $65,084 for the six months ended June 30, 2007. The unamortized portion of the debt discount related to the derivatives was $509,916 at June 30, 2007. As of June 30, 2007, the fair value of the derivative liabilities was $1,808,750.

INCA DESIGNS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007
(UNAUDITED)

NOTE M – COMMITMENTS AND CONTINGENCIES

Employment Agreements

In connection with the Acquisition, INCA entered into employment agreements with Stacy Josloff to serve as Chief Executive Officer and Chief Financial Officer and with Stephanie Hirsch to serve as President and Secretary. The initial terms of the agreements are five years, with an option to renew for an additional five-year period. Pursuant to the agreements, Josloff and Hirsch are to receive an annual base salary of $65,000. In addition to the base salary, Josloff and Hirsch are eligible for an annual bonus payment at the end of each fiscal year. The bonus is granted in the sole discretion of the Company’s board of directors and is based upon the Company’s performance and productivity. Bonus compensation may be paid to Josloff and Hirsch in the form of cash, stock options, or a combination thereof. Josloff and Hirsch are eligible for insurance benefits, reasonable expenses, and five (5) weeks of paid vacation in each calendar year.

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

Accordingly, an accrual of $71,000 was reflected in the accompanying June 30. 2007 consolidated balance sheet.

Management is not aware of any other legal proceedings contemplated by any governmental authority or other party involving the Company or its properties. No director, officer or affiliate of the Company is (i) a party adverse to the Company in any legal proceedings, or (ii) has an adverse interest to the Company in any legal proceedings. Management is not aware of any other legal proceedings pending or that have been threatened against the Company or its properties. As of June 30, 2007, the Company owes approximately $18,000 in payroll taxes originating in periods prior to 1999. Federal and state tax liens have been filed against the Company in connection with unpaid payroll taxes. Although the Internal Revenue Service and the Employment Commission of the State of New York have filed liens against the Company, respectively, as a result of unpaid payroll taxes, these governmental entities have not initiated legal proceedings against the Company to seize the Company's assets to pay such taxes.

Leases

On August 16, 2007, the Company purchased its current lease from the prior occupant of the property for the sum of $120,000 and reimbursement of $30,000 that is held as a security deposit for a total of $150,000. The term of the lease was originally for ten years and commenced on January 1, 2005 with monthly payments of $10,000.

INCA DESIGNS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007
(UNAUDITED)

NOTE M – COMMITMENTS AND CONTINGENCIES (continued)

The following is a schedule of future minimum rental payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year as of June 30, 2007.

2007	$47,741
2008	131,128
2009	135,062
2010	139,114
2011	143,288
Thereafter	456,178
Total Future Minimum Payments Required	$1,052,511

NOTE N – ACQUISITIONS

On May 21, 2007, S2 New York Design Corp. and its wholly owned subsidiaries, INCA of South Beach, LLC and INCA on LEX, LLC, (collectively referred to as “S2”) entered into a Security Exchange Agreement with Inca Designs, Inc., a publicly held corporation. A total of 26,000,000 shares of the Company's common stock were issued to the shareholders of S2 in exchange for the purchase of the S2 and its subsidiaries.

The above transaction has been accounted for as a reverse merger (recapitalization) with S2 being deemed the accounting acquirer and Inca Designs, Inc. being deemed the legal acquirer. Accordingly, the historical financial information presented in the financial statements is that of S2 as adjusted to give effect to any difference in the par value of the issuer's and the accounting acquirer's stock with an offset to additional paid in capital.  The basis of the assets and liabilities of S2, the accounting acquirer, has been carried over in the recapitalization.

NOTE O – SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

During the six months ended June 30, 2007, the Company settled $680,650 in liabilities in common stock.

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

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, or achievements. You should not place undue certainty on these forward-looking statements, which apply only as of the date of this report. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or our predictions. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements in an effort to conform these statements to actual results.

Overview

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

In connection with Mr. Smith’s appointment, the Court authorized the Company to compensate the independent consultants hired by Mr. Smith in connection with the preparation of certain reports concerning the affairs of the Company, which were part of the required documentation filed with the Court. As a result, the Company issued an aggregate of 36,328,000 shares (181,640 post reverse split shares) of its common stock to these independent consultants. (“Consultant’s Shares”)

In February, 2007, Donald Mastropietro acquired control of the Company by acquiring the Consultant’s Shares. In March, 2007 the Company commenced negotiations with the shareholders of S2 New York Design Corp., a New York corporation (“S2”). In March 2007 in anticipation of the acquisition of S2, the Company filed an amendment to its Articles of Incorporation and thereby changed its name to INCA Designs, Inc. and reverse split its common stock 10 for 1. In May 2007, the Company filed an amendment to its Articles of Incorporation authorizing an additional reverse split of its common stock 20 for 1.

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

Information Relating To Forward-Looking Statements

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

Recent Events

On April 3, 2007, INCA issued a Single Payment Promissory Note to an individual for $100,000. The note accrues interest at a rate of 15% per annum and is due on April 2, 2008.

In conjunction with the Acquisition on May 21, 2007, INCA assumed and reissued a Convertible Promissory Note with an effective date of November 20, 2006 to an individual in the amount of $100,000 with a due date of May 15, 2007 (the “Note”). The due date of the Note was verbally extended by mutual agreement of the parties to September 30, 2007. The Note is convertible into shares of INCA’s common stock at a forty percent discount to the market price of the Company’s common stock or $0.50 per share, whichever is lower. The Note contains 4.99% ownership cap provisions. In conjunction with the Note, the Company issued Warrants to purchase 200,000 shares of common stock of INCA for an exercise price of $0.50 per share. The Warrants expire on October 31, 2009. The shares underlying the Note and the Warrants are covered under a registration rights agreement.

In conjunction with the Acquisition on May 21, 2007, INCA assumed and reissued a Convertible Promissory Note with an effective date of November 20, 2006 to an individual in the amount of $125,000 with a due date of May 15, 2007 (the “Note”). The due date of the Note was verbally extended by mutual agreement of the parties to September 30, 2007. The Note is convertible into shares of INCA’s common stock at a forty percent discount to the market price of the Company’s stock or $0.50 per share, whichever is lower. The Note contains 4.99% ownership cap provisions. In conjunction with the Note, the Company issued Warrants to purchase 250,000 shares of common stock of INCA for an exercise price of $0.50 per share. The Warrants expire on October 31, 2009. The shares underlying the Note and the Warrants are covered under a registration rights agreement.

In conjunction with the Acquisition on May 21, 2007, INCA assumed and reissued a Convertible Promissory Note with an effective date of November 20, 2006 to an individual in the amount of $100,000 with a due date of September 30, 2007 (the “Note”). The note is convertible into shares of INCA’s common stock at a forty percent discount to the market price of the Company’s stock or $0.50 per share, whichever is lower. The Note contains 4.99% ownership cap provisions. In conjunction with the Note, the Company issued Warrants to purchase 200,000 shares of common stock of INCA for an exercise price of $0.50 per share. The Warrants expire on October 31, 2009. The shares underlying the Note and the Warrants are covered under a registration rights agreement.

In conjunction with the Acquisition on May 21, 2007, INCA assumed and reissued a Convertible Promissory Note with an effective date of May 16, 2006 to an individual in the amount of $100,000 with a due date of October 31, 2007. The note is convertible into shares of INCA’s common stock at a forty percent discount to the market price of the Company’s stock or $0.50 per share, whichever is lower. The Note contains 4.99% ownership cap provisions. In conjunction with the Note, George D. Schaefer was issued Warrants to purchase 200,000 shares of common stock of INCA for an exercise price of $0.50 per share. The Warrants expire on October 31, 2009. The shares underlying the Note and the Warrants are covered under a registration rights agreement.

In conjunction with the Acquisition on May 21, 2007, INCA assumed and reissued a Convertible Promissory Note with an effective date of May 16, 2006 to an individual in the amount of $75,000 with a due date of October 31, 2007. The note is convertible into shares of INCA’s common stock at a forty percent discount to the market price of the Company’s stock or $0.50 per share, whichever is lower. The Note contains 4.99% ownership cap provisions. In conjunction with the Note, Robert J. Smith was issued Warrants to purchase 150,000 shares of common stock of INCA for an exercise price of $0.50 per share. The Warrants expire on October 31, 2009. The shares underlying the Note and the Warrants are covered under a registration rights agreement.

On June 20, 2007, INCA issued a Convertible Promissory Note to an entity for $200,000 with a due date of June 20, 2008. The note is convertible into shares of INCA’s common stock at a forty percent discount to the market price of the Company’s stock or $0.50 per share, whichever is lower. The Note contains 4.99% ownership cap provisions. The shares underlying the Note are covered under a registration rights agreement.

On June 20, 2007, INCA issued a Convertible Promissory Note to an entity for $200,000 with a due date of June 20, 2008. The note is convertible into shares of INCA’s common stock at a forty percent discount to the market price of the Company’s stock or $0.50 per share, whichever is lower. The Note contains 4.99% ownership cap provisions. The shares underlying the Note are covered under a registration rights agreement.

In connection with the Acquisition, INCA entered into employment agreements with Stacy Josloff to serve as Chief Executive Officer and Chief Financial Officer and with Stephanie Hirsch to serve as President and Secretary. The initial terms of the agreements are five years, with an option to renew for an additional five-year period. Pursuant to the agreements, Josloff and Hirsch are to receive an annual base salary of $65,000. In addition to the base salary, Josloff and Hirsch are eligible for an annual bonus payment at the end of each fiscal year. The bonus is granted in the sole discretion of the Company’s board of directors and is based upon the Company’s performance and productivity. Bonus compensation may be paid to Josloff and Hirsch in the form of cash, stock options, or a combination thereof. Josloff and Hirsch are eligible for insurance benefits, reasonable expenses, and five (5) weeks of paid vacation in each calendar year.

Results of Operations

The following discussion and analysis sets forth the major factors that affect the Company’s results of operations and financial condition reflected in the unaudited financial statements for the three and six-month period ended June 30, 2007. This discussion and analysis should be read in conjunction with the information contained in our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2006, including the audited financial statements and footnotes included therein.

Results of Operations – Comparison of Six Months Ending June 30, 2007 and 2006

For the six-month period ending June 30, 2007 the Company had revenues of $96,287 compared to revenues of $538,264 for the same period in 2006. The Company attributes this decrease in revenue as a result of internal restructuring of the Company, the re-evaluation and repositioning of outside and freelance consultants who were involved in marketing the Company’s products and utilizing the Company’s assets to open retail stores. For the six-month period ending June 30, 2007, the Company had an operating loss totaling $437,128 compared to operating loss of $156,879 for the same period in 2006. This is an increase of $280,249. During the six-month period ending June 30, 2007, general and administration costs totaled $256,462 compared to $215,716 for the same period in 2006. This increase of $40,746 is primarily a result of added costs associated with the Acquisition. Selling expense totaled $227,796 for the six months ending June 30, 2007 compared to $181,051 for the same period in 2006. This increase of $46,745 is a result of added costs related to S2’s runway show.

Results of Operations – Comparison of Three Months Ending June 30, 2007 and 2006

For the three-month period ending June 30, 2007 the Company had revenues of $1,895 compared to revenues of $419,489 for the same period in 2006. The Company attributes this decrease in revenue as a result of internal restructuring of the Company, the re-evaluation and repositioning of outside and freelance consultants who were involved in marketing the Company’s products and utilizing the Company’s assets to open retail stores. For the three-month period ending June 30, 2007, Company had an operating loss totaling $365,542 compared to operating income of $106,619 for the same period in 2006. This is a decrease of $472,161. During the three-month period ending June 30, 2007, general and administration costs totaled $155,572 compared to $62,900 for the same period in 2006, which is an increase of $92,672, primarily a result of added costs associated with the Acquisition.. Selling expense totaled $192,857 for the three months ending June 30, 2007 compared to $19,251 for the same period in 2006. This is an increase of $173,606, primarily related to added costs related to S2’s runway show.

Liquidity and Capital Resources

The Company had approximately $293,000 of cash on hand as of June 30, 2007. Management of the Company does not believe that its cash on hand and anticipated revenues will be sufficient to fund its operations for the next twelve months. To supplement the aforementioned cash on hand and anticipated revenues, the Company intends to secure addition funding during the next 180 days to insure continuing operations during the next twelve months. In the event the Company is unsuccessful in its efforts to secure additional capital, it would have a material adverse effect on the Company’s results of operations and financial condition.

For the six months ended June 30, 2007, the Company incurred interest expense of $1,347,987. This amount includes interest expense recorded on notes and loans payables during the period of $92,945 and interest expense related to the recording of derivative liabilities totaling $1,255,042.

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

Item 3. Controls and Procedures.

The disclosure controls and procedures of the Company, as defined in Rule 13a-14(c) and Rule 15d-14(c) under the Securities and Exchange Act of 1934 have been reviewed and evaluated by the Chief Executive Officer and Chief Financial Officer of the Company within 90 days of the filing date of this quarterly report for the three and six month periods ended June 30, 2007, and have concluded that the controls and procedures have been and are effective.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

In conjunction with the Acquisition on May 21, 2007, INCA assumed and reissued a Convertible Promissory Note with an effective date of November 20, 2006 to an individual in the amount of $100,000 with a due date of May 15, 2007 (the “Note”). The due date of the Note was verbally extended by mutual agreement of the parties to September 30, 2007. The Note is convertible into shares of INCA’s common stock at a forty percent discount to the market price of the Company’s common stock or $0.50 per share, whichever is lower. The Note contains 4.99% ownership cap provisions. In conjunction with the Note, the Company issued Warrants to purchase 200,000 shares of common stock of INCA for an exercise price of $0.50 per share. The Warrants expire on October 31, 2009. The shares underlying the Note and the Warrants are covered under a registration rights agreement.

In conjunction with the Acquisition on May 21, 2007, INCA assumed and reissued a Convertible Promissory Note with an effective date of November 20, 2006 to an individual in the amount of $125,000 with a due date of May 15, 2007 (the “Note”). The due date of the Note was verbally extended by mutual agreement of the parties to September 30, 2007. The Note is convertible into shares of INCA’s common stock at a forty percent discount to the market price of the Company’s stock or $0.50 per share, whichever is lower. The Note contains 4.99% ownership cap provisions. In conjunction with the Note, the Company issued Warrants to purchase 250,000 shares of common stock of INCA for an exercise price of $0.50 per share. The Warrants expire on October 31, 2009. The shares underlying the Note and the Warrants are covered under a registration rights agreement.

In conjunction with the Acquisition on May 21, 2007, INCA assumed and reissued a Convertible Promissory Note with an effective date of November 20, 2006 to an individual in the amount of $100,000 with a due date of September 30, 2007 (the “Note”). The note is convertible into shares of INCA’s common stock at a forty percent discount to the market price of the Company’s stock or $0.50 per share, whichever is lower. The Note contains 4.99% ownership cap provisions. In conjunction with the Note, the Company issued Warrants to purchase 200,000 shares of common stock of INCA for an exercise price of $0.50 per share. The Warrants expire on October 31, 2009. The shares underlying the Note and the Warrants are covered under a registration rights agreement.

In conjunction with the Acquisition on May 21, 2007, INCA assumed and reissued a Convertible Promissory Note with an effective date of May 16, 2006 to an individual in the amount of $100,000 with a due date of October 31, 2007. The note is convertible into shares of INCA’s common stock at a forty percent discount to the market price of the Company’s stock or $0.50 per share, whichever is lower. The Note contains 4.99% ownership cap provisions. In conjunction with the Note, George D. Schaefer was issued Warrants to purchase 200,000 shares of common stock of INCA for an exercise price of $0.50 per share. The Warrants expire on October 31, 2009. The shares underlying the Note and the Warrants are covered under a registration rights agreement.

In conjunction with the Acquisition on May 21, 2007, INCA assumed and reissued a Convertible Promissory Note with an effective date of May 16, 2006 to an individual in the amount of $75,000 with a due date of October 31, 2007. The note is convertible into shares of INCA’s common stock at a forty percent discount to the market price of the Company’s stock or $0.50 per share, whichever is lower. The Note contains 4.99% ownership cap provisions. In conjunction with the Note, Robert J. Smith was issued Warrants to purchase 150,000 shares of common stock of INCA for an exercise price of $0.50 per share. The Warrants expire on October 31, 2009. The shares underlying the Note and the Warrants are covered under a registration rights agreement.

On June 20, 2007, INCA issued a Convertible Promissory Note to an entity for $200,000 with a due date of June 20, 2008. The note is convertible into shares of INCA’s common stock at a forty percent discount to the market price of the Company’s stock or $0.50 per share, whichever is lower. The Note contains 4.99% ownership cap provisions. The shares underlying the Note are covered under a registration rights agreement.

On June 20, 2007, INCA issued a Convertible Promissory Note to an entity for $200,000 with a due date of June 20, 2008. The note is convertible into shares of INCA’s common stock at a forty percent discount to the market price of the Company’s stock or $0.50 per share, whichever is lower. The Note contains 4.99% ownership cap provisions. The shares underlying the Note are covered under a registration rights agreement.

Issuer Purchases of Equity Securities

The Company did not repurchase any equity securities during the fiscal quarter ended June 30, 2007.

Item 3. Defaults upon Senior Securities.

In conjunction with the Acquisition on May 21, 2007, INCA assumed and reissued a Convertible Promissory Note with an effective date of November 20, 2006 to an individual in the amount of $100,000 with a due date of May 15, 2007 (the “Note”). The due date of the Note was verbally extended by mutual agreement of the parties to September 30, 2007. The Note is convertible into shares of INCA’s common stock at a forty percent discount to the market price of the Company’s common stock or $0.50 per share, whichever is lower. The Note contains 4.99% ownership cap provisions. In conjunction with the Note, the Company issued Warrants to purchase 200,000 shares of common stock of INCA for an exercise price of $0.50 per share. The Warrants expire on October 31, 2009. The shares underlying the Note and the Warrants are covered under a registration rights agreement.

In conjunction with the Acquisition on May 21, 2007, INCA assumed and reissued a Convertible Promissory Note with an effective date of November 20, 2006 to an individual in the amount of $125,000 with a due date of May 15, 2007 (the “Note”). The due date of the Note was verbally extended by mutual agreement of the parties to September 30, 2007. The Note is convertible into shares of INCA’s common stock at a forty percent discount to the market price of the Company’s stock or $0.50 per share, whichever is lower. The Note contains 4.99% ownership cap provisions. In conjunction with the Note, the Company issued Warrants to purchase 250,000 shares of common stock of INCA for an exercise price of $0.50 per share. The Warrants expire on October 31, 2009. The shares underlying the Note and the Warrants are covered under a registration rights agreement.

In conjunction with the Acquisition on May 21, 2007, INCA assumed and reissued a Convertible Promissory Note with an effective date of November 20, 2006 to an individual in the amount of $100,000 with a due date of September 30, 2007 (the “Note”). The note is convertible into shares of INCA’s common stock at a forty percent discount to the market price of the Company’s stock or $0.50 per share, whichever is lower. The Note contains 4.99% ownership cap provisions. In conjunction with the Note, the Company issued Warrants to purchase 200,000 shares of common stock of INCA for an exercise price of $0.50 per share. The Warrants expire on October 31, 2009. The shares underlying the Note and the Warrants are covered under a registration rights agreement.

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

A Shareholders Majority Action in Lieu of a Special Meeting was taken on May 7, 2007. The holder of approximately sixty-five percent (65%) of the issued and outstanding shares of the Company participated in the Majority Action whereby the following Amendment to the Company’s Articles of Incorporation was approved to: (a) reverse split the outstanding shares of the company’s Common Stock 1 for 20; (b) maintain the par value of the Company’s Common Stock at $0.0001; and (c) restore the number of shares of Common Stock the Company is authorized to issue to 1,000,000.

Item 5. Other Information.

None

Item 6. Exhibits.

Number	Document Description
2.1	Securities Exchange Agreement by and among INCA Designs, Inc., S2 New York Design Corp., and Stacy Josloff and Stephanie Hirsch, the Shareholders of S2 New York Design Corp.(3)
3.1	Articles of Incorporation (1)
3.1.1	Certificate of Amendment to Articles of Incorporation dated March 9, 1999 (1)
3.1.2	Certificate of Amendment to Articles of Incorporation dated September 2004 (2)
3.1.3	Certificate of Amendment to Articles of Incorporation dated March 9, 2007 (3)
3.1.4	Certificate of Amendment to Articles of Incorporation dated May 1, 2007 (3)
3.2	Bylaws (3)
10.1	Employment Agreement between INCA Designs, Inc. and Stacy Josloff (3)
10.2	Employment Agreement between INCA Designs, Inc. and Stephanie Hirsch (3)
10.3	Form of Securities Purchase Agreement (3)
10.4	Form of Registration Rights Agreement (3)
10.5	Subordinated Convertible Note between INCA Designs, Inc. and George D. Schaefer for $100,000 (with an effective date of November 20, 2006) (3)
10.6	Warrant between INCA Designs, Inc. and George D. Schaefer for 200,000 shares (with an effective date of November 20, 2006) (3)
10.7	Subordinated Convertible Note between INCA Designs, Inc. and John L. Coleman for $100,000 (with an effective date of November 20, 2006) (3)
10.8	Warrant between INCA Designs, Inc. and John L. Coleman for 200,000 shares (with an effective date of November 20, 2006) (3)
10.9	Subordinated Convertible Note between INCA Designs, Inc. and Ronald B. and Kathleen A. Johnson for $125,000 (with an effective date of November 20, 2006) (3)
10.10	Warrant between INCA Designs, Inc. and Ronald B. and Kathleen A. Johnson for 250,000 shares (with an effective date of November 20, 2006)(3)
10.11	Subordinated Convertible Note between INCA Designs, Inc. and Robert J. Smith for $75,000 (with an effective date of May 16, 2007). (3)
10.12	Warrant between INCA Designs, Inc. and Robert J. Smith for 150,000 shares (with an effective date of May 16, 2007). (3)
10.13	Subordinated Convertible Note between INCA Designs, Inc. and George D. Schaefer for $100,000 (with an effective date of May 16, 2007). (3)
10.14	Warrant between INCA Designs, Inc. and George D. Schaefer for 200,000 shares (with an effective date of May 16, 2007). (3)
10.15	Subordinated Convertible Note between INCA Designs, Inc. and Plato & Associates, LLC for $200,000. (3)
10.16	Subordinated Convertible Note between INCA Designs, Inc. and Golden Ventures, LLC for $200,000. (3)
31.1	Certification of Chief Executive Officer of Periodic Report pursuant to Rule 13a-14a and Rule 14d-14(a). (*)
31.2	Certification of Principal Financial Officer of Periodic Report pursuant to Rule 13a-14a and Rule 15d-14(a). (*)
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350. (*)
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350. (*)

(1)	Previously filed with Form 105B12G filed with the SEC on June 3, 1999.
(2)	Previously filed with the Preliminary Information Statement filed with the SEC on June 18, 2004.
(3)	Previously filed with the Form 8K filed with the SEC on October 12, 2007.
(*)	Filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: October 29, 2007		INCA DESIGNS, INC.

	By:	/s/ Stacy Josloff
Stacy Josloff, Chief Executive Officer

	By:	/s/ Stacy Josloff
Stacy Josloff, Chief Financial Officer