Form 10QSB
period 2007-09-30
INCA Designs Inc
filed 2007-11-13
CIK 1084702

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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
Yes ☒ No ☐

The number of shares outstanding of the Registrant’s common stock as of November 9, 2007 was 52,309,814.

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

Consolidated Balance Sheets as of September 30, 2007 and December 31, 2006	3

Consolidated Statements of Operations for the three and nine months
ended September 30, 2007 and 2006	4

Consolidated Statement of Stockholders’ Equity from December 31, 2005
through September 30, 2007	5

Consolidated Statements of Cash Flows for the three and nine months
ended September 30, 2007 and 2006	6

Notes to Consolidated Financial Statements	7-18

INCA DESIGNS, INC. AND SUBSIDIARIES
BALANCE SHEETS

	September 30,	December 31,
	2007	2006
	Unaudited	Audited
ASSETS

Current Assets:
Cash	$-	$81,754
Accounts receivable, net of allowance for doubtful accounts of
$0 at September 30, 2007 and $4,950 at December 31, 2006	1,983	74,425
Escrow receivables	-	100,000
Restricted cash	142,325	-
Inventory	177,589	71,231
Prepaid expenses and other current assets	124,068	61,087
Total current assets	445,965	388,497

Fixed Assets:
Store equipment, net of accumulated depreciation of $485	16,991	-

Other Assets:
Security deposit	58,923	-
Lease purchase costs, net of amortization of $2,004	117,996	-
	176,919	-

Total assets	$639,875	$388,497

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Notes and loans payable	$1,629,439	$275,000
Convertible notes payable, net of discount	1,030,000	325,000
Derivative liabilities	1,286,750	-
Accounts payable	236,282	75,587
Accrued expenses and other liabilities	749,520	81,889
Accrued interest	1,191,891	45,162
Due to officers and other related parties	658,225	549,480
Total current liabilities	6,782,107	1,352,118

Common stock subject to rescission of 63 shares issued and outstanding	181,189	-
Bridge loans expected to convert to equity	343,300	-
Total liabilities	7,306,596	1,352,118

Commitments and contingencies	-	-

Stockholders' deficit:
Preferred stock - par value $0.0001; 10,000,000 shares authorized;
no shares issued and outstanding	-	-
Common stock - par value $.0001; 1,000,000,000 shares authorized;
52,309,814 shares issued and outstanding at September 30, 2007 and par value $.0001;100,000,000 shares authorized; 20,000,000 shares
issued and outstanding at December 31, 2006	5,231	2,000
Additional paid-in capital	678,044	-
Members' deficit	-	(951,042)
Accumulated deficit	(7,349,996)	(14,579)
Total stockholders' deficit	(6,666,721)	(963,621)

Total liabilities and stockholders' deficit	$639,875	$388,497

The accompanying footnotes are an integral part of these financial statements.

INCA DESIGNS INC. AND SUBSIDIARIES
UNAUDITED STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Revenues, net	$-	$137,948	$96,287	$676,212

Cost of revenues	-	220,386	49,157	518,762

Gross profit	-	(82,438)	47,130	157,450

Operating expenses:
General and administrative	245,099	54,901	501,561	270,617
Selling expense	116,469	33,791	344,265	214,842
Depreciation	2,490	-	2,490	-
Total operating expense	364,058	88,692	848,316	485,459

Operating income (loss)	(364,058)	(171,130)	(801,186)	(328,009)

Other income and (expense)
Interest expense	(104,178)	(9,294)	(1,452,165)	(20,453)
Amortization of debt discount	(209,916)	-	(275,000)	-
Change in derivatives	522,000	-	396,600	-
Debt extinguishment	154,789	-	154,789	-
Other income	-	-	1,000	6,250
Total other income (expense)	362,695	(9,294)	(1,174,776)	(14,203)

Income (loss) before taxes	(1,363)	(180,424)	(1,975,962)	(342,212)

Provision for income taxes	-	-	-	(500)

Net income (loss)	$(1,363)	$(180,424)	$(1,975,962)	$(342,712)

Earnings Per Share, Basic and Diluted:

Net income (loss)	($0.000)	($0.009)	($0.058)	($0.017)

Weighted Average Number of
Shares Outstanding	52,309,814	20,000,000	34,295,904	20,000,000

The accompanying footnotes are an integral part of these financial statements.

INCA DESIGNS INC. AND SUBSIDIARIES
STATEMENT OF STOCKHOLDERS' EQUITY
FROM DECEMBER 31, 2005 THROUGH SEPTEMBER 30, 2007

			Additional
	Common Stock		Paid In	Members'	Accumulated
	Shares	Amount	Capital	Deficit	Deficit	Total

Balance, December 31, 2005	-	$-	$-	$(561,576)	$-	$(561,576)

Stock Compensation	20,000,000	2,000	-	-	-	2,000
Net loss	-	-	-	(389,466)	(14,579)	(404,045)

Balance, December 31, 2006	20,000,000	2,000	-	(951,042)	(14,579)	(963,621)

Effect of merger and recapitalization
pursuant to execution of Security
Exchange Agreement	6,246,064	625	-	951,042	(5,359,455)	(4,407,788)
Shares issued in exchange for debt	26,063,750	2,606	678,044	-	-	680,650
Net loss	-	-	-	-	(1,975,962)	(1,975,962)

Balance, September 30, 2007	52,309,814	$5,231	$678,044	$-	$(7,349,996)	$(6,666,721)

The accompanying footnotes are an integral part of these financial statements.

INCA DESIGNS, INC. AND SUBSIDIARIES
UNAUDITED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006

	Nine Months Ended
	September 30,
	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,975,962)	$(342,712)
Adjustments to reconcile net loss to net cash flows from
operating activities:
Depreciation and amortization expense	2,490	-
Change in fair value of derivative instruments	(396,600)	-
Recognition of expense-derivative conversion feature	1,255,042	-
Amortization of debt discount	275,000	-
Extinguishment of debt	(154,789)	-
Bad debt expense	(4,950)	(3,108)
Changes in assets and liabilities:
Restricted cash	100,000	-
Accounts receivable	77,392	197,811
Inventory	(106,358)	145,967
Prepaid expenses and other current assets	(121,905)	(26,143)
Accounts payable	160,695	(328,643)
Accrued interest	199,095	20,796
Accrued expenses and other current liabilities	213,897	125,543

Net cash flows used in operating activities	(476,953)	(210,489)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equipment	(17,476)	-
Lease purchase costs	(120,000)	-
Issuance of loan receivable, net	(142,325)	-

Net cash flows used in investing activities	(279,801)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Advances from related parties	-	201,568
Proceeds from convertible notes payable	675,000	-

Net cash flows provided by financing activities	675,000	201,568

Decrease in cash	(81,754)	(8,921)
Cash, beginning of period	81,754	15,643
Cash, end of period	$-	$6,722

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid for interest	$-	$-

Cash paid for income taxes	$-	$500

The accompanying footnotes are an integral part of these financial statements.

INCA DESIGNS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
(UNAUDITED)

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

In March 2007, the Company changed its name to INCA Designs, Inc. and on May 21, 2007 entered into a Security Exchange Agreement with S2 New York Design Corp (“S2”), whereby the Company acquired 100% of the issued and outstanding shares of S2. S2 designs, contracts for the manufacture of, and retails comprehensive collections of resort wear, swimwear and accessories for the upscale designer market. For more details on the transaction, see NOTES C - COMMON STOCK AND PREFERRED STOCK and N - ACQUISITION.

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

Accounts Receivable

Accounts receivable are customer obligations due under normal trade terms. Senior management reviews accounts receivable on a monthly basis to determine if any receivables will be potentially uncollectible. The Company includes any accounts receivable balances that are determined to be uncollectible, along with a general reserve, in its overall allowance for doubtful accounts. After all attempts to collect a receivable have failed, the receivable is written off against the allowance. Based on the information available, the Company believes its allowance for doubtful accounts as of September 30, 2007 is adequate.

INCA DESIGNS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
(UNAUDITED)

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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
SEPTEMBER 30, 2007
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
SEPTEMBER 30, 2007
(UNAUDITED)

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

NOTE B - GOING CONCERN

As of September 30, 2007, the Company had no cash, a loss from operations, was in default of certain convertible debt obligations and was in arrears with trade creditors and payroll taxes. In addition, the Company is in arrears with respect to revised payment arrangements with its bank debt. Should the bank take action against the Company the results could adversely affect the Company. The foregoing matters raise substantial doubt about the ability of the Company to continue as a going concern.

The financial statements do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should the Company be unable to continue in operation.

NOTE C - COMMON AND PREFERRED STOCK

Common Stock

At September 30, 2007, the Company had 1,000,000,000 shares of common stock, par value $0.0001 authorized, 52,309,814 shares issued and outstanding.

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
SEPTEMBER 30, 2007
(UNAUDITED)

NOTE C - COMMON AND PREFERRED STOCK (continued)

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

Preferred stock

At September 30, 2007, the Company had 10,000,000 shares of preferred stock, par value $0.0001 authorized and unissued which can be designated in series as desired by the Company’s Board of Directors.

In February 2007, the Company prepared and mailed an Information Statement and obtained proxies to reconstitute the capital structure (authorizing the issuance of up to 10 million shares of preferred stock at a par value of $0.0001).

Stock Options

Effective January 1, 1999, the Company established a non-qualified stock option plan ("Stock Option Plan") pursuant to which 30,000 (post split) shares of common stock are reserved for issuance upon the exercise of options. The option plan is designed to serve as an incentive for retaining qualified and competent key employees, officers and the director of the Company. As of September 30, 2007, no options are outstanding.

INCA DESIGNS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
(UNAUDITED)

NOTE C - COMMON AND PREFERRED STOCK (continued)

A summary of the Company's stock option activity and related information follows (all amounts have been adjusted to take into effect the Company’s 1 for 10 and 1 for 20 reverse stock splits):

	Number of Shares Under Option	Range of Options Price Per Share	Weighted Average Exercise Price
Balance at December 31, 2005	15,000	$150.00-500.00	$284.00
Granted	-0-	-0-	-0-
Exercised	-0-	-0-	-0-
Cancelled	-0-	-0-	-0-
Balance at December 31, 2006	15,000	150.00-500.00	284.00
Granted	-0-	-0-	-0-
Exercised	-0-	-0-	-0-
Cancelled	(15,000)	(150.00-500.00)	(284.00)
Balance at September 30, 2007	-0-	$-0-	$-0-

NOTE D - INCOME TAXES

As of September 30, 2007, the Company has a net operating loss carry forward of approximately $125,000 resulting in a deferred tax asset of $50,000. The deferred tax asset has been fully reserved against a valuation allowance. As a result, the valuation allowance for the nine months ended September 30, 2007 increased by $50,000.

NOTE E - LOAN RECEIVABLE

During the nine month ended September 30, 2007, the Company advanced an unrelated entity $142,325. The loan is non-interest bearing and has no stated terms for repayment.

INCA DESIGNS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
(UNAUDITED)

NOTE F - NOTES AND LOANS PAYABLE

As of September 30, 2007, the Company is in default in the following obligations.

The principal balance on promissory notes with a financial institution totaled $484,000. In August 2002, the Company negotiated a settlement with the financial institution with payment terms of $5,000 per month on the promissory notes. During the nine months ended September 30, 2007 no payments were made.	$484,000

Promissory note with interest accruing at 8% per annum, due on demand to a former officer/director.	50,000

Promissory note which the former officer/director secured personally through a financial institution. The Company has guaranteed to reimburse the officer for all interest and the direct cost of such loan. This loan bears interest at 9.25% per annum and is due on demand.	240,000

Promissory note with interest accruing at 10% per annum, due on demand to a former officer/director.	7,500

Promissory note with interest accruing at 10% per annum, due on demand to a former officer/director.	3,500

Non-interest bearing advances and unreimbursed expenses by a former officer/director.	79,143

Notes and loans payable to individuals with interest accruing at 10% per annum, due on demand.	288,000

Notes payable to an individual with interest accruing at 10%, all with a due date of March 1, 2002.	102,296

On June 21, 2002, the Company issued a note for $150,000 with a maturity date of July 1, 2006 and an interest rate of one (1%) percent. As a result of a default for non-payment, the interest rate on the note accelerated to fifteen (15%) percent per annum on the date of maturity. The default also prompted a late charge of five (5%) per annum on any overdue amount.	150,000

On October 8, 2004, S2 New York Design LLC issued a promissory note for $62,500 with a maturity date of April 30, 2005 and an interest rate (5.75%) equal to the Prime Rate on the day prior to the date the principle payment is due.	62,500

On December 1, 2004, S2 New York Design LLC issued a promissory note for $62,500 with a maturity date of April 30, 2005 and an interest rate (5.75%) equal to the Prime Rate on the day prior to the date the principle payment is due.	62,500

On April 3, 2007, INCA issued a Single Payment Promissory Note to an individual for $100,000. The note accrues interest at a rate of 15% per annum and is due on April 2, 2008.	100,000

TOTAL	$1,629,439

INCA DESIGNS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
(UNAUDITED)

NOTE G - CONVERTIBLE PROMISSORY NOTES

As of September 30, 2007, the Company had the following convertible debt obligations:

In December 1999, the Company executed a convertible promissory note with a now former officer and director, bearing interest at prime per annum (4.75% at December 31, 2001) with principal payable in full on December 31, 2001. Commencing on September 30, 2000 the note was convertible into Common Stock at the rate of $14.50 per share. This convertible promissory note is in default at September 30, 2007	$250,000

During the year ended December 31, 2000, the Company entered into sixteen convertible 10% promissory notes to individuals aggregating $593,400. The promissory notes are due on December 31, 2002, bearing interest at 10% per annum and are payable monthly in arrears or upon maturity or any earlier conversion of the note. The promissory notes contain a provision stating that beginning January 2, 2001 that upon a 10 day notice the note is due on demand. At any time subsequent to December 31, 2000, the noteholders will have the right to convert the principal and accrued interest in whole or in part into common stock at $14.50 per share. This convertible promissory note is in default at September 30, 2007
180,000

On May 21, 2007, INCA assumed and reissued a Convertible Promissory Note with an effective date of November 20, 2006 to an individual in the amount of $100,000 with a due date of May 15, 2007 (the “Note”). The due date of the Note was verbally extended by mutual agreement of the parties to September 30, 2007. The Note is convertible into shares of INCA’s common stock at a forty percent discount to the market price of the Company’s common stock or $0.50 per share, whichever is lower. The Note contains 4.99% ownership cap provisions. In conjunction with the Note, the Company issued Warrants to purchase 200,000 shares of common stock of INCA for an exercise price of $0.50 per share. The Warrants expire on October 31, 2009. The shares underlying the Note and the Warrants are covered under a registration rights agreement.
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
SEPTEMBER 30, 2007
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
75,000

On June 20, 2007, INCA issued a Convertible Promissory Note to an entity for $200,000 with a due date of June 20, 2008. The note is convertible into shares of INCA’s common stock at a forty percent discount to the market price of the Company’s stock or $0.50 per share, whichever is lower. The Note contains 4.99% ownership cap provisions. The shares underlying the Note are covered under a registration rights agreement.	200,000

On June 20, 2007, INCA issued a Convertible Promissory Note to an entity for $200,000 with a due date of June 20, 2008. The note is convertible into shares of INCA’s common stock at a forty percent discount to the market price of the Company’s stock or $0.50 per share, whichever is lower. The Note contains 4.99% ownership cap provisions. The shares underlying the Note are covered under a registration rights agreement.	200,000

1,330,000

Debt Discount	(300,000)

TOTAL	$1,030,000

NOTE H - COMMON STOCK SUBJECT TO RESCISSION OFFER

Common stock sold subsequent to August 3, 1999 pursuant to the Company's limited offering memorandums of January and April 1999, may be in violation of the requirements of the Securities Act of 1933. In addition, certain state securities rules and regulations may not have been complied with to ensure availability of a private placement transaction exemption. As such, the proceeds of $202,939 from the issuance of 70 (post splits) shares of common stock through December 31, 1999 were classified outside of equity in the balance sheet and classified as common stock subject to rescission. On April 18, 2000, the Company repurchased 7 (post splits) shares of common stock from two of the related shareholders. The Company subsequently canceled these shares. As of December 31, 2002, the balance of proceeds was $181,189 and the related shares were 63 (post splits). As of September 30, 2007, no additional investors have requested the Company to repurchase their shares.

INCA DESIGNS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
(UNAUDITED)

NOTE I - BRIDGE LOANS EXPECTED TO BE CONVERTED TO EQUITY

During the year ended December 31, 2002, the Company entered into various bridge loans which are convertible into Common Stock of the Company. As of September 30, 2007, there remains outstanding three such bridge loans totaling $343,300. These bridge loans bear an interest rate of 10%.

NOTE J -DUE TO OFFICERS AND RELATED PARTIES

At September 30, 2007, amounts due to officers and related parties consisted of the following:

Advances from officer	$596,425
Advances from related party	61,800

TOTAL	$658,225

The amounts are non-interest bearing and have no stated terms of repayment.

NOTE K -ACCRUED EXPENSES AND OTHER LIABILITIES

Accrued expenses and other liabilities consist of the following at September 30, 2007:

Amounts due to former officers for accrued compensation and advances	$409,295
Loans (non-interest bearing) and advances	206,625
Accrued legal settlements	71,000
Cash advanced for stock purchase	38,500
Payroll taxes	18,225
Customer deposits	5,875

TOTAL	$749,520

NOTE L - DERIVATIVES

In accordance with SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" and EITF 00-19 "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock", the conversion features associated with the convertible debentures are variable and contain an embedded derivative that requires bifurcation from their hosts contacts. The company has recognized the embedded derivatives as a liability at the date the debentures were issued. As of September 30, 2007 the change in the fair value of the derivative resulted in an accounting gain of $396,600. Amortization of the debt discount totaled $275,000 for the nine months ended September 30, 2007. The unamortized portion of the debt discount related to the derivatives was $300,000 at September 30, 2007. As of September 30, 2007, the fair value of the derivative liabilities was $1,286,750.

INCA DESIGNS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
(UNAUDITED)

NOTE M - COMMITMENTS AND CONTINGENCIES

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

Litigation

The Company is a named defendant in a lawsuit filed in the New York Supreme Court County of Nassau. The lawsuit claims that the Company breached a contract claim stemming from the Company's failure to install certain devices in the Plaintiff's fleet of ambulances, and seeks compensatory damages in the amount of $195,000. The Company has asserted counter-claim based upon tortious interference with contract, and has denied all of the Plaintiff's allegations. A settlement offer has been made by the Company, whereby the Company would complete installation of its devices in exchange for a general release. The plaintiff has not responded to that offer. While the Company cannot predict the outcome of any settlement, the Company estimates that its liability under this litigation will not exceed $71,000. Accordingly, an accrual of $71,000 was reflected in the accompanying September 30. 2007 consolidated balance sheet.

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

INCA DESIGNS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
(UNAUDITED)

NOTE M - COMMITMENTS AND CONTINGENCIES (continued)

The following is a schedule of future minimum rental payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year as of September 30, 2007.

2007	$47,741
2008	131,128
2009	135,062
2010	139,114
2011	143,288
Thereafter	456,178
Total Future Minimum Payments Required	$1,052,511

NOTE N - ACQUISITIONS

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

NOTE O - SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

During the nine months ended September 30, 2007, the Company settled $680,650 in liabilities in common stock.

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

In connection with Mr. Smith’s appointment, the Court authorized the Company to compensate the independent consultants hired by Mr. Smith in connection with the preparation of certain reports concerning the affairs of the Company, which were part of the required documentation filed with the Court. As a result, the Company issued an aggregate of 36,328,000 shares (181,640 post reverse split shares) of its common stock to these independent consultants (“Consultant’s Shares”).

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

In conjunction with the Acquisition on May 21, 2007, INCA assumed and reissued a Convertible Promissory Note with an effective date of November 20, 2006 to an individual in the amount of $100,000 with a due date of May 15, 2007 (the “Note”). The due date of the Note was verbally extended by mutual agreement of the parties to September 30, 2007, but is currently in default. The Note is convertible into shares of INCA’s common stock at a forty percent discount to the market price of the Company’s common stock or $0.50 per share, whichever is lower. The Note contains 4.99% ownership cap provisions. In conjunction with the Note, the Company issued Warrants to purchase 200,000 shares of common stock of INCA for an exercise price of $0.50 per share. The Warrants expire on October 31, 2009. The shares underlying the Note and the Warrants are covered under a registration rights agreement.

In conjunction with the Acquisition on May 21, 2007, INCA assumed and reissued a Convertible Promissory Note with an effective date of November 20, 2006 to an individual in the amount of $125,000 with a due date of May 15, 2007 (the “Note”). The due date of the Note was verbally extended by mutual agreement of the parties to September 30, 2007, but is currently in default. The Note is convertible into shares of INCA’s common stock at a forty percent discount to the market price of the Company’s stock or $0.50 per share, whichever is lower. The Note contains 4.99% ownership cap provisions. In conjunction with the Note, the Company issued Warrants to purchase 250,000 shares of common stock of INCA for an exercise price of $0.50 per share. The Warrants expire on October 31, 2009. The shares underlying the Note and the Warrants are covered under a registration rights agreement.

In conjunction with the Acquisition on May 21, 2007, INCA assumed and reissued a Convertible Promissory Note with an effective date of November 20, 2006 to an individual in the amount of $100,000 with a due date of September 30, 2007 (the “Note”). The Note is currently in default. The note is convertible into shares of INCA’s common stock at a forty percent discount to the market price of the Company’s stock or $0.50 per share, whichever is lower. The Note contains 4.99% ownership cap provisions. In conjunction with the Note, the Company issued Warrants to purchase 200,000 shares of common stock of INCA for an exercise price of $0.50 per share. The Warrants expire on October 31, 2009. The shares underlying the Note and the Warrants are covered under a registration rights agreement.

In conjunction with the Acquisition on May 21, 2007, INCA assumed and reissued a Convertible Promissory Note with an effective date of May 16, 2006 to an individual in the amount of $100,000 with a due date of October 31, 2007. The Note is currently in default. The note is convertible into shares of INCA’s common stock at a forty percent discount to the market price of the Company’s stock or $0.50 per share, whichever is lower. The Note contains 4.99% ownership cap provisions. In conjunction with the Note, George D. Schaefer was issued Warrants to purchase 200,000 shares of common stock of INCA for an exercise price of $0.50 per share. The Warrants expire on October 31, 2009. The shares underlying the Note and the Warrants are covered under a registration rights agreement.

In conjunction with the Acquisition on May 21, 2007, INCA assumed and reissued a Convertible Promissory Note with an effective date of May 16, 2006 to an individual in the amount of $75,000 with a due date of October 31, 2007. The Note is currently in default. The note is convertible into shares of INCA’s common stock at a forty percent discount to the market price of the Company’s stock or $0.50 per share, whichever is lower. The Note contains 4.99% ownership cap provisions. In conjunction with the Note, Robert J. Smith was issued Warrants to purchase 150,000 shares of common stock of INCA for an exercise price of $0.50 per share. The Warrants expire on October 31, 2009. The shares underlying the Note and the Warrants are covered under a registration rights agreement.

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

Results of Operations

The following discussion and analysis sets forth the major factors that affect the Company’s results of operations and financial condition reflected in the unaudited financial statements for the three and six-month period ended September 30, 2007. This discussion and analysis should be read in conjunction with the information contained in our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2006, including the audited financial statements and footnotes included therein.

Results of Operations - Comparison of Nine Months Ending September 30, 2007 and 2006

For the nine-month period ending September 30, 2007 the Company had revenues of $96,287 compared to revenues of $676,212 for the same period in 2006. The Company attributes this decrease in revenue as a result of internal restructuring of the Company, the re-evaluation and repositioning of outside and freelance consultants who were involved in marketing the Company’s products and utilizing the Company’s assets to open retail stores. For the nine-month period ending September 30, 2007, the Company had an operating loss totaling $801,186 compared to operating loss of $328,009 for the same period in 2006. This is an increase of $473,177. During the nine-month period ending September 30, 2007, general and administration costs totaled $501,561 compared to $270,617 for the same period in 2006. This increase of $230,944 is primarily a result of added costs associated with the Acquisition. Selling expense totaled $344,265 for the nine months ending September 30, 2007 compared to $214,842 for the same period in 2006. This increase of $129,423 is a result of added costs related to S2’s runway show.

Results of Operations - Comparison of Three Months Ending September 30, 2007 and 2006

For the three-month period ending September 30, 2007 the Company had no revenues compared to revenues of $137,948 for the same period in 2006. The Company attributes this decrease in revenue as a result of internal restructuring of the Company, the re-evaluation and repositioning of outside and freelance consultants who were involved in marketing the Company’s products and utilizing the Company’s assets to open retail stores. For the three-month period ending September 30, 2007, Company had an operating loss totaling $364,058 compared to an operating loss of $171,130 for the same period in 2006. This is an increase of $192,928. During the three-month period ending September 30, 2007, general and administration costs totaled $245,099 compared to $54,901 for the same period in 2006, which is an increase of $190,198, primarily a result of added costs associated with the Acquisition. Selling expense totaled $116,469 for the three months ending September 30, 2007 compared to $33,791 for the same period in 2006. This is an increase of $82,678, primarily related to added costs related to S2’s runway show.

Liquidity and Capital Resources

The Company had no cash on hand as of September 30, 2007. Management of the Company does not believe that its cash on hand and anticipated revenues will be sufficient to fund its operations for the next twelve months. To supplement the aforementioned cash on hand and anticipated revenues, the Company intends to secure addition funding during the next 180 days to insure continuing operations during the next twelve months. In the event the Company is unsuccessful in its efforts to secure additional capital, it would have a material adverse effect on the Company’s results of operations and financial condition.

For the nine months ended September 30, 2007, the Company incurred interest expense of $1,452,165. This amount includes interest expense recorded on notes and loans payables during the period of $197,123 and interest expense related to the recording of derivative liabilities totaling $1,255,042.

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

Item 3. Controls and Procedures.

The disclosure controls and procedures of the Company, as defined in Rule 13a-14(c) and Rule 15d-14(c) under the Securities and Exchange Act of 1934 have been reviewed and evaluated by the Chief Executive Officer and Chief Financial Officer of the Company within 90 days of the filing date of this quarterly report for the three and nine month periods ended September 30, 2007, and have concluded that the controls and procedures have been and are effective.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

In conjunction with the Acquisition on May 21, 2007, INCA assumed and reissued a Convertible Promissory Note with an effective date of November 20, 2006 to an individual in the amount of $100,000 with a due date of May 15, 2007 (the “Note”). The due date of the Note was verbally extended by mutual agreement of the parties to September 30, 2007, but is currently in default. The Note is convertible into shares of INCA’s common stock at a forty percent discount to the market price of the Company’s common stock or $0.50 per share, whichever is lower. The Note contains 4.99% ownership cap provisions. In conjunction with the Note, the Company issued Warrants to purchase 200,000 shares of common stock of INCA for an exercise price of $0.50 per share. The Warrants expire on October 31, 2009. The shares underlying the Note and the Warrants are covered under a registration rights agreement.

In conjunction with the Acquisition on May 21, 2007, INCA assumed and reissued a Convertible Promissory Note with an effective date of November 20, 2006 to an individual in the amount of $125,000 with a due date of May 15, 2007 (the “Note”). The due date of the Note was verbally extended by mutual agreement of the parties to September 30, 2007, but is currently in default. The Note is convertible into shares of INCA’s common stock at a forty percent discount to the market price of the Company’s stock or $0.50 per share, whichever is lower. The Note contains 4.99% ownership cap provisions. In conjunction with the Note, the Company issued Warrants to purchase 250,000 shares of common stock of INCA for an exercise price of $0.50 per share. The Warrants expire on October 31, 2009. The shares underlying the Note and the Warrants are covered under a registration rights agreement.

In conjunction with the Acquisition on May 21, 2007, INCA assumed and reissued a Convertible Promissory Note with an effective date of November 20, 2006 to an individual in the amount of $100,000 with a due date of September 30, 2007 (the “Note”). The Note is currently in default. The note is convertible into shares of INCA’s common stock at a forty percent discount to the market price of the Company’s stock or $0.50 per share, whichever is lower. The Note contains 4.99% ownership cap provisions. In conjunction with the Note, the Company issued Warrants to purchase 200,000 shares of common stock of INCA for an exercise price of $0.50 per share. The Warrants expire on October 31, 2009. The shares underlying the Note and the Warrants are covered under a registration rights agreement.

In conjunction with the Acquisition on May 21, 2007, INCA assumed and reissued a Convertible Promissory Note with an effective date of May 16, 2006 to an individual in the amount of $100,000 with a due date of October 31, 2007. The Note is currently in default. The note is convertible into shares of INCA’s common stock at a forty percent discount to the market price of the Company’s stock or $0.50 per share, whichever is lower. The Note contains 4.99% ownership cap provisions. In conjunction with the Note, George D. Schaefer was issued Warrants to purchase 200,000 shares of common stock of INCA for an exercise price of $0.50 per share. The Warrants expire on October 31, 2009. The shares underlying the Note and the Warrants are covered under a registration rights agreement.

In conjunction with the Acquisition on May 21, 2007, INCA assumed and reissued a Convertible Promissory Note with an effective date of May 16, 2006 to an individual in the amount of $75,000 with a due date of October 31, 2007. The Note is currently in default. The note is convertible into shares of INCA’s common stock at a forty percent discount to the market price of the Company’s stock or $0.50 per share, whichever is lower. The Note contains 4.99% ownership cap provisions. In conjunction with the Note, Robert J. Smith was issued Warrants to purchase 150,000 shares of common stock of INCA for an exercise price of $0.50 per share. The Warrants expire on October 31, 2009. The shares underlying the Note and the Warrants are covered under a registration rights agreement.

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

Issuer Purchases of Equity Securities

The Company did not repurchase any equity securities during the fiscal quarter ended September 30, 2007.

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

Item 4. Submission of Matters to a Vote of Security Holders.

A Special Meeting of the Shareholders of the Company was duly held on February 12, 2007, pursuant to written notice to all shareholders dated January 31, 2007. Holders of approximately seventy-six percent (76%) of the issued and outstanding shares of the Company were present by proxy. The following were voted on and approved by approximately seventy-three percent (73%) of the issued and authorized shares outstanding: (a) election of Mark Smith as sole director, (b) file Form 15-12G, (c) amend articles to effect a 1 for 10 reverse of common stock, (d) amend articles to authorize 10 million shares of preferred stock with a par value of $0.0001, (e) amend articles to increase authorized common stock to 1 billion shares; change par value of common stock from $0.001 to $0.0001.

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

INCA DESIGNS, INC.

Dated: November 12, 2007	By:	/s/ Stacy Josloff
Stacy Josloff, Chief Executive Officer

By:	/s/ Stacy Josloff
Stacy Josloff, Chief Financial Officer