Form 10KSB
period 2007-12-31
INCA Designs Inc
filed 2008-03-28
CIK 1084702

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-KSB

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2007

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

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

Securities registered pursuant to Section 12(g) of the Exchange Act: Common Stock Par Value $.0001

Check whether the issuer is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ☒    No   ☐

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.    Yes  ☒    No  ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The issuer had $237,090 in revenues for its most recent fiscal year. The aggregate market value of the voting and non-voting common equity held by non-affiliates as of March 26, 2008 is $15,522,790 (computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity). For purposes of the foregoing calculation only, directors, executive officers, and holders of 10% or more of the issuer’s common capital stock have been deemed affiliates. The number of shares outstanding of the Registrant’s common stock as of March 28, 2008 was 52,309,814.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Transitional Small Business Disclosure Format:    Yes  ☐    No  ☒

(REMAINDER OF PAGE INTENTIONALLY LEFT BLANK)

INTRODUCTORY COMMENT

Throughout this Annual Report on Form 10KSB (the “Report”), the terms “we,” “us,” “our,” “INCA,” or “our Company” refers to INCA Designs, Inc., a Nevada corporation, and unless the context indicates otherwise, includes our wholly owned subsidiary and its wholly owned subsidiaries.

FORWARD LOOKING STATEMENTS

When used in this Report, the words “may,” “will,” “expect,” “anticipate,” “continue,” “estimate,” “intend,” and similar expressions are intended to identify forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) regarding events, conditions and financial trends which may affect the Company’s future plans of operations, business strategy, operating results and financial position. Such statements are not guarantees of future performance and are subject to risks and uncertainties and actual results may differ materially from those included within the forward-looking statements because of various factors. Such factors include, among others: (i) the Company’s ability to obtain additional sources of capital to fund continuing operations in the immediate term; (ii) the Company’s ability to design and create high-fashion garments which will be commercially viable; (iii) the Company’s ability to obtain additional retailers to market and distribute the Company’s products; and (iv) other economic, competitive and governmental factors affecting the Company’s operations, market, products and services. Additional factors are described in the Company’s other public reports and filings with the Securities and Exchange Commission (“SEC”). Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date made. The Company undertakes no obligation to publicly release the result of any revision of these forward-looking statements to reflect events or circumstances after the date they are made or to reflect the occurrence of unanticipated events.

This Report contains certain estimates and plans related to us and the industry in which we operate, which assumes certain events, trends and activities will occur and the projected information based on those assumptions. We do not know that all of our assumptions are accurate. In particular, we do not know what level of growth will exist in our industry, if any, and particularly in the foreign markets in which we operate, have devoted resources in, and in which we shall seek to expand. If our assumptions are wrong about any events, trends and activities, then our estimates for future growth for our business may also be wrong. There can be no assurances that any of our estimates as to our business growth will be achieved.

The following discussion and analysis should be read in conjunction with our financial statements and the notes associated with them contained elsewhere in this Report. This discussion should not be construed to imply that the results discussed in this Report will necessarily continue into the future or that any conclusion reached in this Report will necessarily be indicative of actual operating results in the future. The discussion represents only the best assessment of management.

(REMAINDER OF PAGE INTENTIONALLY LEFT BLANK.)

PART I

ITEM 1.	DESCRIPTION OF BUSINESS.

INCA Designs, Inc. (the “Company”) was formed in Nevada in 1998 under the name of Accident Prevention Plus, Inc. In December 2004, the Company changed its name to Transportation Safety Technology, Inc. and in March 2007 changed its name to INCA Designs, Inc.

Business Development

During fiscal 2005, upon information and belief, all of the Company’s officers and directors abandoned their respective positions with the Company. In October 2006, Mark Smith was approved as the Company’s court-appointed custodian by the Second Judicial District Court of the State of Nevada, in and for the County of Washoe, (the “Court”) of Transportation Safety Technology, Inc., and filed paperwork with the State of Nevada naming himself as sole officer and director. Mr. Smith, using independent consulting firms, performed appropriate searches directed by the Court to determine that the Company was inactive and had no liens or judgments outstanding. Mr. Smith provided the Court with the independent consulting reports and on November 8, 2006 the Court filed an Order Approving (the) Report and Discharging (the) Custodian.

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

Operations

INCA designs, contracts for the manufacture of, and retails comprehensive collections of resort wear, swimwear and accessories. INCA believes that its unique designs, innovative sourcing, product positioning, wide range of price points, and commitment to branding attracts a customer seeking a ‘resort lifestyle experience.’ INCA’s cross-generational collections are timeless and sophisticated emphasizing beautiful fabrics, a great fit and price points positioned well below that of the upscale designer market. INCA believes a significant market exists for attainable luxury fashions purchased by a wide age range of strong fashionable women who are seeking sophisticated, high-quality, culturally driven collections.

The INCA brand is currently sold in the United States, Europe, the Middle East, and the Caribbean. INCA has in the past and intends in the future to also sell its products in South America. Currently, INCA targets a higher-end retain customer looking for innovative style and functionality in accessories, swimwear, and apparel. The Company’s global sourcing for its raw materials allows it to offer luxury design and embellishments while maintaining competitive gross margins.

The Company’s design, branding, sourcing, positioning, and public relations efforts have positioned the “INCA Lifestyle” concept in a visionary market segment between the contemporary and designer markets. INCA’s product lines are packaged, branded and sold like a traditional luxury brand but at price points that the top 50% of income-generating Americans can afford.

In an over-retailed environment, INCA intends to stand out as a unique brand with a distinct perspective. Management believes this can be achieved by keeping consistent brand management at the forefront of its business decisions. The company retail store in New York City and the planned store in Miami, will offer a store environment and experience that will set INCA apart from other luxury brands and will reinforce its brand image. The décor and visual merchandising will create a retail experience to project the INCA lifestyle concept, while competitive pricing will make this lifestyle accessible for its customers.

Although still a young brand, INCA has already differentiated itself in the marketplace. INCA offers branded, high-quality and classic products with designer detailing at price points that are far below designer brands and yet competitive with contemporary brands. The performance of many segments of the apparel industry (luxury, designer, bridge, and contemporary) depends heavily on the economic climate facing their respective demographic. INCA’s performance is somewhat insulated from demographic trends as its collections, with a fashion edge and competitive price point, appeals to a broad spectrum of consumers across income levels and demographics.

The Market

INCA’s image is of ‘fashion consciousness’ and its market is women, age 8 to 80. INCA lines cross age barriers and offer a wide range of designs, colors, and sizes. As well, INCA targets the high-end resort traveler. According to statistics from the Travel Industry Association of America, over 68% of U.S. adults travel for business or pleasure and leisure travel is expected to grow by 3-4% per year.

The luxury fashion market represents about 5% of the total luxury market that translates into a 2010 market size estimated at $50 billion, just for the United Sates. Compared to mass retail growth of around 5%, the luxury apparel market grows at a rate of 10-15% annually and is calculated to reach over $2.4 trillion by 2012. The retail market for swimwear and beachwear is forecast to rise from $12.88 billion in 2006 to $13.5 billion by 2012.

One of the most important demographic markets for apparel is the baby boom generation. This group of over 78 million Americans born between 1946 and 1964 account for approximately 30% of the U.S. population, but account for almost two-thirds of its spending. This market segment, the largest and wealthiest sector of the population, is expected to reach $2.6 trillion in 2007.

INCA appeals to two extremely expansive customer categories: Luxury/Designer Customers and Bridge/Contemporary Customers. Luxury/Designer Customers follow trade publications, as well as society and fashion magazines where the INCA product is prominently featured. These customers typically purchase their signature pieces of the line, purchase multiple pieces per ticket, are not price sensitive, and are primarily purchasing the “INCA Lifestyle” and experience. The Bridge/Contemporary Customers view the INCA line as much more fashionable, custom and designer-detailed than many of the products that they typically buy at or above the Company’s pricing. These customers typically seek novelty garments with embellishments such as embroidery, unique fabrications, and intricate detailing in order to personalize the INCA Lifestyle concept.

To further assist brand name exposure and awareness of INCA’s trademarks, INCA’s designs will include loungewear, women’s intimate apparel, belts, headwear, hair accessories, eyewear, beach towels, beach umbrellas, and other related items.

INCA opened its flagship retail store in New York City in December 2007. The store offers a complete “INCA lifestyle” for women, children, and home featuring INCA’s signature swimwear and resort wear as well as its newly-designed embroidered towels and throw pillows. Personal shopping and made-to-order bikinis is an on-site service offered on site to help create and complete the perfect get-away package for chic New York City travelers.

INCA’s second store will be located in the new, super-luxurious Gansevoort Hotel in Miami Beach, Florida in January 2008. This boutique will be fashioned as an upscale beach shack complete with INCA’s signature swimsuits, caftans, dresses, children’s wear, and home collections.

INCA currently sells its products through retail stores throughout the world. Its diverse and selective distribution network provides maximum brand exposure while maintaining strict control of brand positioning. Some of the major department and specialty stores that have carried or currently carry the INCA line are Barneys, Bergdorf Goodman, Everything but Water, Intermix, Scoop, Victoria’s Secret catalog, Four Seasons resorts, Neiman Marcus, and Saks Fifth Avenue.

INCA has its products manufactured in small facilities in the U.S., India, and China. The design process begins approximately seven months prior to the collection being shown to potential buyers. The first few months are spent researching and gathering ideas and inspiration. These ideas are then sketched and sent to manufacturing facilities in India with various fabric swatches and trim details to serve as examples. These facilities take these directions and develop a sample line for INCA to approve. From there a full sample collection is produced and shown to buyers around the world. Once orders are obtained, production is commenced in various factories and over the following 45 to 90 days, the orders are completed and shipped to INCA. INCA performs its own quality control inspections and fills individual orders for shipping directly to each store that placed the order.

INCA has received editorial support from top fashion media across the country and abroad. In the U.S., INCA’s products have been seen in segments on, Extra, Good Morning America, The Oprah Winfrey Show, Fox Financial News Network, NYC Eyewitness News (ABC), MTV’s House of Style, E! Fashion File, and Fashionably Loud.

INCA has been featured in print in Vogue, In-Style, Glamour, Entertainment Weekly, Seventeen, Harper’s Bazaar, Cosmopolitan, Cosmo Girl, MarieClaire, Mademoiselle, Allure, Elle, Ocean Drive, Hamptons Magazine, Women’s Wear Daily, Sports Illustrated, Teen People, More, Maxim, Esquire, LA Magazine, Latina, YN, Good Housekeeping, and Brides. INCA’s designer and President, Stephanie Hirsch, was featured on the cover of Entrepreneurs Magazine Business Startup.

Competitive Factors

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

Employees

We currently have seven employees at our New York retail location and corporate office (six full-time and one part-time), consisting of two in management, two in sales, one in shipping, one in production, and one in administration. When we open our retail store in Miami, we will add three employees at that location (one manager and two sales associates). We currently believe that our employee relations are good.

Subsidiaries

Currently, INCA has one wholly owned subsidiary, S2, and S2 has two wholly owned subsidiaries, INCA on LEX, LLC, a New York limited liability corporation and INCA of South Beach, LLC, a Florida limited liability corporation.

Government Approvals

No government approvals are needed for our services.

ITEM 2.	DESCRIPTION OF PROPERTY.

We lease approximately 600 square feet of office space and 528 square feet of storefront retail space in a popular boutique area of Manhattan located at 976 Lexington Avenue, New York, New York. The lease term expires on December 31, 2014. The monthly lease payments for the first year are approximately $10,600 per month with an average increase per year of approximately $335 per month.

In addition, we have made a deposit on a future lease for approximately 1,000 square feet of retail space at the new Gansevoort Hotel located at 2301 Collins Avenue in Miami, Florida. The lease term begins on occupancy once the building is complete with a monthly lease payment of approximately $7,000 per month.

We believe our current facilities are adequate for our immediate and near-term needs. Additional space may be required as we expand our activities, but we do not foresee any significant difficulties in obtaining any required additional facilities. The Company does not intend to acquire any real property.

ITEM 3.	LEGAL PROCEEDINGS.

There are no material pending legal or governmental proceedings relating to our Company or properties to which we are a party, and to our knowledge, there are no material proceedings to which any of our directors, executive officers or affiliates are a party adverse to us or which have a material interest adverse to us.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

There were no matters submitted to the Company’s security holders for a vote during the course of the fourth quarter of this fiscal year.

(REMAINDER OF PAGE INTENTIONALLY LEFT BLANK)

PART II

ITEM 5.	MARKET FOR THE COMPANY’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our Common Stock is quoted on the OTC Pinksheets under the symbol “IDGI”. The market for the Company’s Common Stock has been limited, volatile and sporadic and could be subject to wide fluctuations in response to quarter to quarter variations in operating results, news announcements, trading volume, sales of Common Stock by officers, directors and principal shareholders of the Company, general market trends, changes in the supply and demand for the Company’s shares, and other factors. The following table sets forth the high and low sales prices relating to the Company’s common stock for fiscal years 2007 and 2006. These quotations reflect inter-dealer prices without retail mark-up, mark-down or commissions, and may not reflect actual transactions.

Period (Calendar Year)	High*	Low*
2007:
Fourth Quarter	$1.52	$0.50
Third Quarter	$1.50	$1.10
Second Quarter	$5.00	$1.50
First Quarter	$2.00	$1.60

2006:
Fourth Quarter	$1.80	$1.00
Third Quarter	$3.00	$1.00
Second Quarter	$20.00	$1.40
First Quarter	$14.00	$2.00

(*)	The stock prices referenced in this table for the calendar years 2007 and 2006 reflect the historical stock price of the Company’s common stock prior to the acquisition of the current operating company and reflect the 1:10 and 1:20 reverse stock split of the Company’s common stock effective as of March 9, 2007 and May 1, 2007 respectively.

On March 26, 2008 the last sale price of our Common Stock reported by the OTC Pinksheets was $0.59.

Holders

Records of our stock transfer agent indicate that as of March 24, 2008, we had approximately 530 record holders of our common stock. The Company estimates there are nearly 53 holders of lots of 100 or more shares. The number of registered shareholders excludes any estimate by us of the number of beneficial owners of common shares held in “street name”. As of March 24, 2008, we had 52,309,814 outstanding shares of Common Stock.

Dividends

The Board of Directors has never authorized or declared the payment of any dividends on the Company’s common stock and does not anticipate the declaration or payment of cash dividends in the foreseeable future. The Company intends to retain future earnings, if any, to finance the development and expansion of its business. Future dividend policies will be subject to the discretion of the Board of Directors and will be contingent upon, among other things, future earnings, the Company’s financial condition, capital requirements, general business conditions, level of debt, restrictions with respect to payment of dividends with respect to bank loans, and other relevant factors.

Securities Authorized for Issuance under Equity Compensation Plans

On January 1, 1999, the Board of Directors of the Company adopted the Non-Qualified Stock Option Plan (the “SOP”) which provided for the grant of options to purchase an aggregate of 6,000,000 shares of restricted common stock at $14.50 per share. As a result of two reverse stock splits discussed in Market Information above, the number of shares reserved under the SOP was reduced to 30,000. The purpose of the SOP is to make options available to directors, management and significant contractors of the Company in order to encourage them to secure an increase on reasonable terms of their stock ownership in the Company and to remain in the employ of the Company, and to provide them compensation for past services rendered.

The SOP is administered by the Board of Directors which determines the persons to be granted options under the SOP, the number of shares subject to each option, the exercise price of each option and the option period, and the expiration date, if any, of such options. The exercise of an option may be less than fair market value of the underlying shares of common stock. No options granted under the SOP will be transferable by the optionee other than by will or the laws of descent and distribution and each option will be exercisable, during the lifetime of the optionee, only by such optionee. As of the date of this Annual Report, there are no outstanding options.

Recent Sales of Unregistered Securities

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

In conjunction with the acquisition on May 21, 2007, INCA assumed and reissued a Convertible Promissory Note with an effective date of May 16, 2006 to an individual in the amount of $100,000 with a due date of October 31, 2007. The Note is currently in default. The note is convertible into shares of INCA’s common stock at a forty percent discount to the market price of the Company’s stock or $0.50 per share, whichever is lower. The Note contains 4.99% ownership cap provisions. In conjunction with the Note, the individual was issued Warrants to purchase 200,000 shares of common stock of INCA for an exercise price of $0.50 per share. The Warrants expire on October 31, 2009. The shares underlying the Note and the Warrants are covered under a registration rights agreement.

In conjunction with the acquisition on May 21, 2007, INCA assumed and reissued a Convertible Promissory Note with an effective date of May 16, 2006 to an individual in the amount of $75,000 with a due date of October 31, 2007. The Note is currently in default. The note is convertible into shares of INCA’s common stock at a forty percent discount to the market price of the Company’s stock or $0.50 per share, whichever is lower. The Note contains 4.99% ownership cap provisions. In conjunction with the Note, the individual was issued Warrants to purchase 150,000 shares of common stock of INCA for an exercise price of $0.50 per share. The Warrants expire on October 31, 2009. The shares underlying the Note and the Warrants are covered under a registration rights agreement.

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

On October 2, 2007, INCA issued a Convertible Promissory Note to an entity for $250,000 with a due date of October 1, 2008. The note is convertible into shares of INCA’s common stock at a forty percent discount to the market price of the Company’s stock or $0.50 per share, whichever is lower. The Note contains 4.99% ownership cap provisions. The shares underlying the Note are covered under a registration rights agreement.

On October 2, 2007, INCA issued a Convertible Promissory Note to an entity for $250,000 with a due date of October 1, 2008. The note is convertible into shares of INCA’s common stock at a forty percent discount to the market price of the Company’s stock or $0.50 per share, whichever is lower. The Note contains 4.99% ownership cap provisions. The shares underlying the Note are covered under a registration rights agreement.

On November 28, 2007, INCA issued a Convertible Promissory Note to an entity for $70,000 with a due date of November 28, 2008. The note is convertible into shares of INCA’s common stock at a forty percent discount to the market price of the Company’s stock or $0.50 per share, whichever is lower. The Note contains 4.99% ownership cap provisions. The shares underlying the Note are covered under a registration rights agreement.

On November 28, 2007, INCA issued a Convertible Promissory Note to an entity for $70,000 with a due date of November 28, 2008. The note is convertible into shares of INCA’s common stock at a forty percent discount to the market price of the Company’s stock or $0.50 per share, whichever is lower. The Note contains 4.99% ownership cap provisions. The shares underlying the Note are covered under a registration rights agreement.

ITEM 6.	MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

Cautionary Notice Regarding Forward Looking Statements

We desire to take advantage of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. This Report contains a number of forward-looking statements that reflect management’s current views and expectations with respect to our business, strategies, products, future results and events and financial performance. All statements made in this Report other than statements of historical fact, including statements that address operating performance, events or developments that management expects or anticipates will or may occur in the future, statement related to distributor channels, volume growth, revenues, profitability, new products, adequacy of funds from operations, statements expressing general optimism about future operating results and non-historical information, are forward looking statements. In particular, the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “may,” “will,” variations of such words, and similar expressions identify forward-looking statements, but are not the exclusive means of identifying such statements and their absence does not mean that the statement is not forward-looking. These forward-looking statements are subject to certain risks and uncertainties, including those discussed below. Our actual results, performance or achievements could differ materially from historical results as well as those expressed in, anticipated or implied by these forward-looking statements. We do not undertake any obligation to revise these forward-looking statements to reflect any future events or circumstances.

Readers should not place undue reliance on these forward-looking statements, which are based on management’s current expectations and projections about future events, are not guarantees of future performance, are subject to risks, uncertainties and assumptions (including those described below) and apply only as of the date of this Report. Our actual results, performance or achievements could differ materially from the results expressed in, or implied by, these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in “Risk Factors” herein as well as those discussed elsewhere in this Report, and the risks to be discussed in our next Annual Report on Form 10-KSB and in the press releases and other communications to shareholders issued by us from time to time which attempt to advise interested parties of the risks and factors that may affect our business. We undertake no obligation to publicly update or revise any forward-looking statements, whether because of new information, future events, or otherwise.

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

We believe the following critical accounting policy among others involve the more significant judgments and estimates used in the preparation of our consolidated financial statements.

Revenue from product sales is recognized when the product has been shipped and collectibility is reasonably assured. Revenue recognized from these sales is net of applicable provisions for refunds, discounts and allowances.

The Company accounts for compensation associated with stock options warrants issued to non-employees using the fair and -value based method prescribed by Financial Accounting Standard 123 – Accounting for Stock-Based Compensation. The Company uses the Black-Scholes options-pricing model to determine the fair value of these instruments.

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement No. 123R (“SFAS 123R”) “Share based Payment” a revision of Statement No. 123, “Accounting for Stock Based Compensation.” This standard requires the Company to measure the cost of employee services received in exchange for equity awards based on grant date fair value of the awards. The Company adopted 123R. The standard provides for a prospective application. Under this method, the Company will begin recognizing compensation costs for equity based compensation of or all new or modified grants after the date of adoption.

Recently Issued Accounting Pronouncements

Statement of Financial Accounting Standards (“SFAS”) No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”, SFAS No. 147, “Acquisition of Certain Financial Institutions – an Amendment of FASB Statements No. 72 and 144 and FASB Interpretation No. 9”, SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure – an Amendment of FASB Statement No. 123”, SFAS No. 149, “Amendment of Statement 33 on Derivative Instruments and Hedging Activities”, and SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”, were recently issued. SFAS No. 146, 147, 148, 149 and 150 have no current applicability to the Company or their effect on the financial statements would not have been significant.

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement No. 123R (“SFAS 123R”) “Share Based Payment”, a revision of Statement No. 123, “Accounting for Stock Based Compensation.” This standard requires the Company to measure the cost of employee services received in exchange for equity awards based on grant date fair value of the awards. The Company was required to adopt 123R effective January 1, 2006. The standard provides for a prospective application. Under this method, the Company will begin recognizing compensation costs for equity based compensation for all new or modified grants.

In addition, the Company will recognize the unvested portion of the grant date fair value of awards issued prior to the adoption of the fair values previously calculated for disclosure purposes.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Non-Monetary Assets.” (“SFAS 153”). SFAS 153 amends Accounting Principles Board (“APB”) Opinion No. 29, Accounting for Non-Monetary Transactions”, to require exchanges of non-monetary assets are accounted for at fair value, rather than carryover basis. Non-monetary exchanges that lack commercial substance are exempt from this requirement.

SFAS 153 is effective for non-monetary exchanges entered into in fiscal years beginning June 15, 2005. The Company does not routinely enter into exchanges that could be considered non-monetary, accordingly the Company does not expect adoption of SFAS 153 to have a material impact on the Company’s financial statements.

In January 2003, FASB issued Interpretation No. 46, (FIN No. 46”), “Consolidation of Variable Interest Entities” (“VIEs”), which is an interpretation of Accounting Research Bulletin (ARB) No.51, “Consolidated Financial Statement”. FIN 46, as revised by FIN 46R in December 2003, addresses the application of ARB No.51 to VIEs, and generally would require assets, liabilities and result of activity of a VIE be consolidated into the financial statements of the enterprise that is considered the primary beneficiary. FIN 46R shall be applied to all VIEs by the end of the first reporting period ending after December 15, 2004. The Company has determined that FIN 46R has no material impact on its financial statements.

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (“GAAP”), and expands disclosures about fair value measurements. This statement applies under other accounting pronouncements that required or permit fair value measurement, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. SFAS No. 157 is effective for the Company beginning fiscal year December 31, 2008. The Company has not completed the process of evaluating the impact that will result from adopting SFAS No. 157. The Company is therefore unable to disclose the impact that adopting SFAS No. 157 will have on its financial position, results of operations, and cash flows when such statement is adopted.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 permits entities to choose, at specified election dates, to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. A business entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. SFAS 159 is effective as of December 31, 2008. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of SFAS No. 157. The choice to adopt early should be made after issuance of this Statement but within 120 days of the beginning of the fiscal year of adoption, provided the entity has not yet issued financial statements, including notes to those financial statements, for any interim period of the fiscal year of adoption. The Company is evaluating the impact that the adoption of SFAS No. 159 will have on its financial position.

In June 2006, the FASB issued Interpretation No. 48 Accounting for Uncertainty in Income Taxes an Interpretation of FAS No. 109 (“FIN 48”), which clarifies the accounting for uncertainty in income taxes. Currently, the accounting for uncertainty in income taxes is subject to significant and varied interpretations that have resulted in diverse and inconsistent accounting practices and measurements. Addressing such diversity, FIN 48 prescribes a consistent recognition threshold and measurement attribute, as well as clear criteria for subsequently recognizing, derecognizing and measuring changes in such tax positions for financial statement purposes. FIN 48 also requires expanded disclosure with respect to the uncertainty in income taxes. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company has adopted FIN 48 as of the first quarter of fiscal 2007. At this time, the Company has not engaged in any uncertain tax positions and FIN 48 has had no impact on the Company.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the Financial Statements and the related notes. This discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Our actual results and the timing of certain events could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth under “Risks Relating to Our Business,” “Description of Business” and elsewhere in this document. See “Forward-Looking Statements.”

Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements, included herewith. This discussion should not be construed to imply that the results discussed herein will necessarily continue into the future, or that any conclusion reached herein will necessarily be indicative of actual operating results in the future. Such discussion represents only the best present assessment of our management. Historical financial information presented for the years ended December 31, 2007 and 2006 is that of the Company on a condensed combined consolidated basis with S2, which reflects the Company’s acquisition of S2 on May 21, 2007, pursuant to the terms of that certain Securities Exchange Agreement.

Results of Operations – Comparison of Years Ending December 31, 2007 and 2006

For the year ending December 31, 2007 the Company had revenues of $237,090 compared to revenues of $801,458 for the same period in 2006. The Company attributes this decrease in revenue as a result of internal restructuring of the Company, the re-evaluation and repositioning of outside and freelance consultants who were involved in marketing the Company’s products and utilizing the Company’s assets to open retail stores. For the year ending December 31, 2007, the Company had an operating loss totaling $1,338,512 compared to operating loss of $378,791 for the same period in 2006. This is a decrease of $959,721. During the year ending December 31, 2007, general and administration costs totaled $922,419 compared to $328,980 for the same period in 2006. This increase of $593,439 is primarily a result of added costs associated with the Acquisition. Selling expense totaled $451,932 for the year ending December 31, 2007 compared to $259,154 for the same period in 2006. This increase of $192,778 is a primarily a result of added costs related to S2’s runway show.

Liquidity and Capital Resources

INCA began its current operations in 1996, and has not as yet attained a level of operations which allows it to meet its current overhead. We do not contemplate attaining profitable operations until 2008, nor is there any assurance that such an operating level can ever be achieved. We will be dependent upon obtaining additional financing in order to adequately fund working capital, infrastructure, manufacturing expenses and significant marketing/investor related expenditures to gain market recognition, so that we can achieve a level of revenue adequate to support our cost structure, none of which can be assured. While INCA has funded its initial operations with private placements of equity and bridge loans, there can be no assurance that adequate financing will continue to be available to us and, if available, on terms that are favorable to us. These factors raise substantial doubt about our ability to continue as a going concern and the accompanying consolidated financial statements do not include any adjustments related to the recoverability or classification of asset carrying amounts or the amounts and classification of liabilities that may result should we be unable to continue as a going concern.

As of December 31, 2007, the Company’s consolidated cash balance was $14,172. Outstanding debt as of December 31, 2007 totaled $3,439,475. The Company’s working capital deficit as of December 31, 2007 was approximately $3,210,651.

Recent Events

On April 3, 2007, INCA issued a Single Payment Promissory Note to Michael J. Rosenblatt for $100,000. The note accrues interest at a rate of 15% per annum and is due on April 2, 2008.

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

In conjunction with the acquisition on May 21, 2007, INCA assumed and reissued a Convertible Promissory Note with an effective date of May 16, 2006 to an individual in the amount of $100,000 with a due date of October 31, 2007. The Note is currently in default. The note is convertible into shares of INCA’s common stock at a forty percent discount to the market price of the Company’s stock or $0.50 per share, whichever is lower. The Note contains 4.99% ownership cap provisions. In conjunction with the Note, the individual was issued Warrants to purchase 200,000 shares of common stock of INCA for an exercise price of $0.50 per share. The Warrants expire on October 31, 2009. The shares underlying the Note and the Warrants are covered under a registration rights agreement.

In conjunction with the acquisition on May 21, 2007, INCA assumed and reissued a Convertible Promissory Note with an effective date of May 16, 2006 to an individual in the amount of $75,000 with a due date of October 31, 2007. The Note is currently in default. The note is convertible into shares of INCA’s common stock at a forty percent discount to the market price of the Company’s stock or $0.50 per share, whichever is lower. The Note contains 4.99% ownership cap provisions. In conjunction with the Note, the individual was issued Warrants to purchase 150,000 shares of common stock of INCA for an exercise price of $0.50 per share. The Warrants expire on October 31, 2009. The shares underlying the Note and the Warrants are covered under a registration rights agreement.

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

On October 2, 2007, INCA issued a Convertible Promissory Note to an entity for $250,000 with a due date of October 1, 2008. The note is convertible into shares of INCA’s common stock at a forty percent discount to the market price of the Company’s stock or $0.50 per share, whichever is lower. The Note contains 4.99% ownership cap provisions. The shares underlying the Note are covered under a registration rights agreement.

On October 2, 2007, INCA issued a Convertible Promissory Note to an entity for $250,000 with a due date of October 1, 2008. The note is convertible into shares of INCA’s common stock at a forty percent discount to the market price of the Company’s stock or $0.50 per share, whichever is lower. The Note contains 4.99% ownership cap provisions. The shares underlying the Note are covered under a registration rights agreement.

On November 28, 2007, INCA issued a Convertible Promissory Note to an entity for $70,000 with a due date of November 28, 2008. The note is convertible into shares of INCA’s common stock at a forty percent discount to the market price of the Company’s stock or $0.50 per share, whichever is lower. The Note contains 4.99% ownership cap provisions. The shares underlying the Note are covered under a registration rights agreement.

On November 28, 2007, INCA issued a Convertible Promissory Note to an entity for $70,000 with a due date of November 28, 2008. The note is convertible into shares of INCA’s common stock at a forty percent discount to the market price of the Company’s stock or $0.50 per share, whichever is lower. The Note contains 4.99% ownership cap provisions. The shares underlying the Note are covered under a registration rights agreement.

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

Commitments

INCA leases office and retail space in New York City. Annual lease payments for 2008 will be approximately $131,000.

Off Balance Sheet Arrangements

We do not have any off balance sheet arrangements.

RISK FACTORS

THIS INVESTMENT INVOLVES A HIGH DEGREE OF RISK. BEFORE YOU INVEST YOU SHOULD CAREFULLY CONSIDER THE RISKS AND UNCERTAINTIES DESCRIBED BELOW AND THE OTHER INFORMATION HEREIN. IF ANY OF THE FOLLOWING RISKS ARE REALIZED, OUR BUSINESS, OPERATING RESULTS AND FINANCIAL CONDITION COULD BE HARMED AND THE VALUE OF OUR STOCK COULD GO DOWN. THIS MEANS YOU COULD LOSE ALL OR A PART OF YOUR INVESTMENT.

Risks Related to Our Business

Because we have a limited operating history, you may not be able to accurately evaluate our operations.

We have had limited operations to date and have never generated revenue. Therefore, we have a limited operating history upon which to evaluate the merits of investing in the Company. Because we are in the early stages of operating our business, we are subject to many of the same risks inherent in the operation of a business with a limited operating history, including the potential inability to continue as a going concern.

We are dependent on outside financing for continuation of our operations.

Because we have generated limited revenue and currently operate at a significant loss, we are completely dependent on the continued availability of financing in order to continue our business. There can be no assurance that financing sufficient to enable us to continue our operations will be available to us in the future. Our failure to obtain future financing or to produce levels of revenue to meet our financial needs could result in our inability to continue as a going concern and, as a result, investors in the Company could lose their entire investment.

We must identify and respond to fashion trends and satisfy customer demands in order to continue to be successful.

Our success depends, in part, on our ability to anticipate the desired fashion trends of our customers and offer merchandise which appeals to them on a timely and affordable basis. We expect our customers’ desired fashion needs to change frequently. If we are unable to successfully anticipate, identify or react to changing styles or trends, our sales may be adversely affected and we may have excess inventories. In response, we may be forced to increase our marketing promotions, which could increase operating, general and administrative costs or take markdowns, which could reduce our operating income. Our brand image may also suffer if our customers believe our merchandise misjudgments indicate we are no longer able to offer the latest fashions.

We may be unable to compete successfully in our highly competitive segment of the retail industry financial.

The high-fashion apparel and accessories industry is highly competitive at both the design and retail level with competition based on numerous factors including the price to the retailer, quality and retail price to the consumer. The number of manufacturers in the swimwear market is estimated at 3,000 companies. Well established suppliers, which make up 20% of the industry, and those that specialize in swimwear are able to offer the lowest export prices for swimwear in any price range. Most of our competitors are significantly better capitalized than we are, have been in business for a longer period of time, have significantly greater brand recognition, larger sales forces and customer bases, longer operating histories and greater financial and other resources all of which could impact our ability to compete successfully.

Our results of operations can be affected by the pricing and availability of raw materials.

Increased prices and the unavailability of raw materials could have a material adverse affect on us. Although we have not experienced any severe or prolonged shortage of such materials to date, there can be no assurance that sufficient supplies of raw materials will continue to be available to us on satisfactory terms.

Our business depends on maintaining good relationships with our independent manufacturers.

We currently depend on our independent manufacturers and suppliers for the completion of our fashion collections. We do not have written agreements with these manufacturers or suppliers and these arrangements can be terminated by either party at any time. We have carefully evaluated our relationships in these areas and while we believe we have excellent relationships with our manufacturers and raw material suppliers we cannot assure that we will be able to maintain these relationships.

Compliance with changing regulation of corporate governance and public disclosure may result in additional expenses.

Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002, new SEC regulations and NASDAQ National Market rules, are creating uncertainty for companies such as ours. These new or changed laws, regulations and standards are subject to varying interpretations in many cases due to their lack of specificity, and as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies, which could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. We are committed to maintaining high standards of corporate governance and public disclosure. As a result, we intend to invest resources to comply with evolving laws, regulations and standards, and this investment may result in increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities. If our efforts to comply with new or changed laws, regulations and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to practice, our reputation may be harmed.

If we fail to adequately manage the size of our business, it could have a severe negative effect on our financial results or stock price.

Our management believes that in order to be successful we must appropriately manage the size of our business. This may mean reducing costs and overhead in certain economic periods, and selectively growing in periods of economic expansion. In addition, we will be required to implement operational, financial and management information procedures and controls that are efficient and appropriate for the size and scope of our operations. The management skills and systems currently in place may not be adequate and we may not be able to manage any significant cost reductions or effectively provide for our growth.

If we fail to attract and retain qualified senior executive and key technical personnel, our business will not be able to expand.

We are dependent on the continued availability of the services of our employees, many of whom are individually key to our future success, and the availability of new employees to implement our business plans. The market for skilled employees is highly competitive, especially for employees in technical fields. Although our compensation programs are intended to attract and retain the employees required for us to be successful, there can be no assurance that we will be able to retain the services of all our key employees or a sufficient number to execute our plans, nor can there be any assurance we will be able to continue to attract new employees as required.

Our personnel may voluntarily terminate their relationship with us at any time, and competition for qualified personnel, especially engineers, is intense. The process of locating additional personnel with the combination of skills and attributes required to carry out our strategy could be lengthy, costly and disruptive.

If we lose the services of key personnel, or fail to replace the services of key personnel who depart, we could experience a severe negative effect on our financial results and stock price. In addition, there is intense competition for highly qualified engineering and marketing personnel in the locations where we principally operate. The loss of the services of any key engineering, marketing or other personnel or our failure to attract, integrate, motivate and retain additional key employees could have a material adverse effect on our business, operating and financial results and stock price.

If we fail to comply with the new rules under the Sarbanes-Oxley Act related to accounting controls and procedures, or if material weaknesses or other deficiencies are discovered in our internal accounting procedures, our stock price could decline significantly.

Section 404 of the Sarbanes-Oxley Act requires annual management assessments of the effectiveness of our internal controls over financial reporting and a report by our independent auditors addressing these assessments. We are in the process of documenting and testing our internal control procedures, and we may identify material weaknesses in our internal control over financial reporting and other deficiencies. If material weaknesses and deficiencies are detected, it could cause investors to lose confidence in our Company and result in a decline in our stock price and consequently affect our financial condition. In addition, if we fail to achieve and maintain the adequacy of our internal controls, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act. Moreover, effective internal controls, particularly those related to revenue recognition, are necessary for us to produce reliable financial reports and are important to helping prevent financial fraud. If we cannot provide reliable financial reports or prevent fraud, our business and operating results could be harmed, investors could lose confidence in our reported financial information, and the trading price of our Common Stock could drop significantly. In addition, we cannot be certain that additional material weaknesses or significant deficiencies in our internal controls will not be discovered in the future.

The following risks relate principally to our common stock and its market value:

Trading on the OTC Pinksheets may be volatile and sporadic, which could depress the market price of our common stock and make it difficult for our stockholders to resell their shares.

Trading in stock quoted on the OTC Pinksheets is often thin and characterized by wide fluctuations in trading prices, due to many factors that may have little to do with a company’s operations or business prospects. This volatility could depress the market price of our common stock for reasons unrelated to our business or operating performance. Moreover, the OTC Pinksheets is not a stock exchange, and trading of securities on the OTC Pinksheets is often more sporadic than the trading of securities listed on a quotation system like NASDAQ or a stock exchange like the American Stock Exchange. Accordingly, stockholders may have difficulty reselling any of their shares of common stock.

Our Common Stock price may be volatile and could fluctuate widely in price, which could result in substantial losses for investors.

The market price of our common stock is likely to be highly volatile and could fluctuate widely in price in response to various factors, many of which are beyond our control, including:

•	new products and services by us or our competitors;

•	government regulation of our products and services;

•	additions or departures of key personnel;

•	sales of our common stock

•	our ability to integrate operations, technology, products and services;

•	our ability to execute our business plan;

•	operating results below expectations;

•	loss of any strategic relationship;

•	industry developments;

•	economic and other external factors; and

•	period-to-period fluctuations in our financial results.

Because we are a development stage company with no revenues to date, you should consider any one of these factors to be material. Our stock price may fluctuate widely as a result of any of the above.

In addition, the securities markets have from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. These market fluctuations may also materially and adversely affect the market price of our common stock.

We have not paid cash dividends in the past and do not expect to pay cash dividends in the future on our common stock. Any return on investment may be limited to the value of our common stock.

We have never paid cash dividends on our common stock and do not anticipate paying cash dividends in the foreseeable future. The payment of cash dividends on our common stock will depend on earnings, financial condition and other business and economic factors at such time as the board of directors may consider relevant. If we do not pay cash dividends, our common stock may be less valuable because a return on your investment will only occur if its stock price appreciates.

Penny stock regulations may impose certain restrictions on marketability of our stock.

Our common stock is currently listed for trading on the OTC Pinksheets which is generally considered to be a less efficient market than markets such as NASDAQ or other national exchanges, and which may cause difficulty in conducting trades and difficulty in obtaining future financing. Further, our securities are subject to the “penny stock rules” adopted pursuant to Section 15 (g) of the Securities Exchange Act of 1934, as amended, or Exchange Act. The penny stock rules apply to non-NASDAQ companies whose common stock trades at less than $5.00 per share or which have tangible net worth of less than $5,000,000 ($2,000,000 if the company has been operating for three or more years). Such rules require, among other things, that brokers who trade “penny stock” to persons other than “established customers” complete certain documentation, make suitability inquiries of investors and provide investors with certain information concerning trading in the security, including a risk disclosure document and quote information under certain circumstances. Many brokers have decided not to trade “penny stock” because of the requirements of the penny stock rules and, as a result, the number of broker-dealers willing to act as market makers in such securities is limited. In the event that we remain subject to the “penny stock rules” for any significant period, there may develop an adverse impact on the market, if any, for our securities. Because our securities are subject to the “penny stock rules,” investors will find it more difficult to dispose of our securities. Further, for companies whose securities are traded in the OTC Pinksheets, it is more difficult: (i) to obtain accurate quotations, (ii) to obtain coverage for significant news events because major wire services, such as the Dow Jones News Service, generally do not publish press releases about such companies, and (iii) to obtain needed capital.

Our Board of Directors may issue and fix the terms of shares of our preferred stock without stockholder approval, which could adversely affect the voting power of holders of our common stock or any change in control of our company.

Our certificate of incorporation authorizes the issuance of up to 10,000,000 shares of “blank check” preferred stock, with such designation rights and preferences as may be determined from time to time by the Board of Directors. Our Board of Directors is empowered, without shareholder approval, to issue additional shares of preferred stock with dividend, liquidation, conversion, voting or other rights which could adversely affect the voting power or other rights of the holders of our common stock. In the event of such issuances, the preferred stock could be utilized, under certain circumstances, as a method of discouraging, delaying or preventing a change in control of our company.

A sale of a substantial number of shares of our common stock may cause the price of our common stock to decline.

The market price of our common stock could decline as a result of sales of substantial amounts of our common stock in the public market, or the perception that these sales could occur. In addition, these factors could make it more difficult for us to raise funds through future offerings of common stock. All of the shares of our common stock covered by this prospectus will be freely transferable without restriction or further registration under the Securities Act.

ITEM 7.	FINANCIAL STATEMENTS.

Financial statements are included and may be found at pages F-1 through F-18.

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

The following information provided under this PART III presents the information as it relates to the Directors, Executive Officers, Promoters, Control Persons and Corporate Governance as was in effect on December 31, 2007.

The following table identifies our current executive officers and directors, their respective offices and positions, and their respective dates of election or appointment:

Name	Office	Date of Appointment
Stacy Josloff	Chairman, Chief Executive Officer, Chief Financial Officer, and Treasurer	May 21, 2007

Stephanie Hirsch	President, Secretary, and Director	May 21, 2007

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

Business Experience

Stacy Josloff – Chairman of the Board, Chief Executive Officer, Chief Financial Officer, Treasurer

Ms. Josloff is responsible to conduct the daily activities of the Company and manages the sales and marketing of the Company’s products, its day-to-day personnel needs and financial decisions, and its relationship between other entities with which the Company has a relationship. Josloff has worked with S2 since May 2004. Prior to joining S2, Josloff spent ten years as a high profile sales executive at Ralph Lauren (Purple and Black Label) and Max Mara USA. Josloff graduated from The University of Michigan in 1994 with a Bachelor of Fine Arts degree.

Stephanie Hirsch – President, Secretary, Director

Ms. Hirsch is responsible to manage the creation, design and development of the Company’s products, its physical plant and facilities, and its relationship between other entities with which the Company has a relationship. Hirsch launched the Inca brand in 1996 and has worked in the fashion industry for the past 12 years. Hirsch is the recipient of the Fashion Group International Award for accessories. She is involved with the Ovarian Cancer Research Fund and Love Heals. Hirsch graduated from Tulane University in 1992 with a BA in Liberal Arts.

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

Board of Directors

As noted above, there are currently two directors serving on our board. All of the directors will serve until the next annual meeting of shareholders and until their successors are elected and qualified by our shareholders, or until their earlier death, retirement, resignation or removal.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires directors and certain officers of the Company, as well as persons who own more than 10% of a registered class of the Company’s equity securities (“Reporting Persons”), to file reports with the SEC. The Company believes that during fiscal 2007, all Reporting Persons timely complied with all filing requirements applicable to them.

(REMAINDER OF PAGE INTENTIONALLY LEFT BLANK.)

ITEM 10.	EXECUTIVE COMPENSATION.

Summary Compensation Table

The table below shows certain compensation information for services rendered in all capacities for the fiscal years ended December 31, 2007, 2006 and 2005. Other than as set forth herein, no executive officer’s salary and bonus exceeded $100,000 in any of the applicable years. The following information includes the dollar value of base salaries, bonus awards, the number of stock options granted and certain other compensation, if any, whether paid or deferred.

	Annual Compensation			Long Term Compensation
Name and Principal Position	Fiscal Year End	Salary ($)	Bonus ($)	All other and annual Compensation and LTIP Payouts ($)	Securities under Options/ SARS Granted (#)	Restricted Shares or Restricted Share Units (#)
Stacy Josloff	2007	65,000	-0-	-0-	-0-	-0-
CEO, CFO and Chairman	2006	30,000	-0-	-0-	-0-	-0-

Stephanie Hirsch	2007	65,000	-0-	-0-	-0-	-0-
President and Director	2006	30,000	-0-	-0-	-0-	-0-

Mark Smith	2007	-0-	-0-	-0-	-0-	-0-
Former President and CEO	2006	-0-	-0-	-0-	-0-	-0-

Alan Schwartz	2006	-0-	-0-	-0-	-0-	-0-
Former President and CEO	2005	-0-	-0-	-0-	-0-	-0-

Employment Agreements with Executive Management

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

Non-Qualified Stock Option Plan

On January 1, 1999, the Board of Directors of the Company adopted the Non-Qualified Stock Option Plan (the “SOP”) which provided for the grant of options to purchase an aggregate of 6,000,000 shares of restricted common stock at $14.50 per share. As a result of two reverse stock splits discussed in Market Information above, the number of shares reserved under the SOP was reduced to 30,000. The purpose of the SOP is to make options available to directors, management and significant contractors of the Company in order to encourage them to secure an increase on reasonable terms of their stock ownership in the Company and to remain in the employ of the Company, and to provide them compensation for past services rendered.

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

The exercise price of an option granted pursuant to the SOP may be paid in cash, by the surrender of options, in common stock, in other property, including the optionee’s promissory note, or by a combination of the above.

As of the date of this Annual Report, there are no outstanding options.

Directors’ Compensation

We have a policy of not granting fees to directors who attend a regularly scheduled or special board meeting; however, we may reimburse out-of-state directors for their cost of travel and lodging to attend such meetings.

ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following alphabetical table sets forth the ownership, as of December 31, 2007, of our Common Stock by each person known by us to be the beneficial owner of more than 5% of our outstanding Common Stock, each of our directors and executive officers; and all of our directors and executive officers as a group. The information presented below regarding beneficial ownership of our voting securities has been presented in accordance with the rules of the SEC and is not necessarily indicative of ownership for any other purpose. This table is based upon information derived from our stock records. Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, we believe that each of the shareholders named in this table has sole or shared voting and investment power with respect to the shares indicated as beneficially owned. Except as set forth below, applicable percentages are based upon 52,309,814 shares of Common Stock outstanding as of March 28, 2008.

Name of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership	Percentage
Stacy Josloff	Common Stock	13,000,000	24.85%
Stephanie Hirsch	Common Stock	13,000,000	24.85%
All directors and named executive officers as a group (2 persons)		26,000,000	49.70%

ITEM 12.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

None.

ITEM 13.	EXHIBITS.

Exh. No.	Date of Document	Description of Document
3.1	October 28, 1998	Articles of Incorporation (1)

3.2	March 3,1999	Certificate of Amendment to Articles of Incorporation (1)

3.3	October 27, 2004	Certificate of Amendment to Articles of Incorporation (name change to Transportation Safety Technology, Inc.)(2)

3.4	March 9, 2007	Certificate to Accompany Restated Articles (name change to INCA Designs, Inc.)(*)

3.5	May 1, 2007	Certificate of Amendment to Articles of Incorporation (*)

3.6	N/A	Bylaws (*)

21.1	March 28, 2008	List of Subsidiaries (*)

31.1	March 28, 2008	Certification of Chief Executive Officer of Periodic Report pursuant to Rule 13a-14a and Rule 14d-14(a). (*)

31.2	March 28, 2008	Certification of Principal Financial Officer of Periodic Report pursuant to Rule 13a-14a and Rule 15d-14(a). (*)

32.1	March 28, 2008	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350. (*)

32.2	March 28, 2008	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350. (*)

(1)	Previously filed with Form 10B12G filed with the SEC on June 3, 1999.
(2)	Previously filed with the Preliminary Information Statement filed with the SEC on June 18, 2004.
(*)	Filed herewith.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees. We incurred aggregate fees and expenses of $36,560 and $0, from Rosenberg Rich Baker Berman and Co., PA. in the 2007 and 2006 fiscal years respectively. Such fees were primarily for work completed for our quarterly reviews and annual audits for the 2004, 2005, and 2006 fiscal years.

Tax Fees. We incurred aggregate fees and expenses of $10,120 and $0, from Rosenberg Rich Baker Berman and Co., PA. in the 2007 and 2006 fiscal years respectively.

All Other Fees. We incurred no other fees for the 2007 and 2006 fiscal years.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned.

Title	Name	Date	Signature
Principal Executive Officer	Stacy Josloff	March 28, 2008	/s/ Stacy Josloff

Principal Financial Officer	Stacy Josloff	March 28, 2008	/s/ Stacy Josloff

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Stacy Josloff	Chief Executive Officer and Director	March 28, 2008
Stacy Josloff

By:	/s/ Stacy Josloff	Chief Financial Officer and Director	March 28, 2008
Stacy Josloff

By:	/s/ Stephanie Hirsch	President and Director	March 28, 2008
Stephanie Hirsch

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Inca Designs, Inc. and Subsidiary

We have audited the accompanying consolidated balance sheet of Inca Designs, Inc. and Subsidiary as of December 31, 2007 and the related consolidated statements of operations, stockholders’ deficit, and cash flows for the two years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Inca Designs, Inc. and Subsidiary as of December 31, 2007 and the results of their operations and their cash flows for the two years then ended, in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in the notes to the consolidated financial statements, the Company’s significant operating losses and significant working capital deficiency raise substantial doubt about its ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Rosenberg Rich Baker Berman & Company

Bridgewater, New Jersey
March 24, 2008

INCA DESIGNS, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEET

DECEMBER 31, 2007

ASSETS
Current Assets:
Cash	$14,172
Accounts receivable, net allowance for doubtful accounts of $0	72,662
Inventory	89,085
Prepaid expenses and other current assets	52,905

Total current assets	228,824

Fixed Assets:
Store equipment	17,476
Leasehold improvements	21,536

39,012

Accumulated depreciation	(2,193)

Net fixed assets	36,819

Other Assets:
Security deposits	58,923
Lease purchase costs, net of amortization of $6,102	113,898

172,821

Total assets	$438,464

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Notes and loans payable	$859,000
Convertible notes payable, net discount of $434,958	865,042
Derivative liabilities	250,697
Accounts payable	295,654
Accrued expenses and other liabilities	107,232
Accrued interest	403,525
Due to officers and other related parties	658,325

Total current liabilities	3,439,475

Commitments and Contingencies	—

Stockholders’ Deficit:
Preferred stock—par value $0.0001; 10,000,000 shares authorized; no shares issued and outstanding	—
Common stock—par value $.0001; 1,000,000,000 shares authorized; 52,309,814 shares issued and outstanding at December 31, 2007	5,231
Additional paid-in capital	678,044
Accumulated deficit	(3,684,286)

Total stockholders’ deficit	(3,001,011)

Total liabilities and stockholders’ deficit	$438,464

The accompanying footnotes are an integral part of these consolidated financial statements.

INCA DESIGNS INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR YEARS ENDED DECEMBER 31, 2007 AND 2006

	December 31,
	2007	2006
Revenues, net	$237,090	$801,458
Cost of revenues	192,956	592,115

Gross profit	44,134	209,343

Operating expenses:
General and administrative	922,419	328,980
Selling expense	451,932	259,154
Depreciation and amortization	8,295	—

Total operating expense	1,382,646	588,134

Operating loss	(1,338,512)	(378,791)

Other income and (expense)
Interest expense	(1,505,703)	(31,604)
Amortization of debt discount	(521,677)	—
Change in derivatives	1,919,689	—
Debt extinguishment	700,893	—
Settlement income	409,295	—
Interest income	139	448
Other income	1,175	6,402

Total other income (expense)	1,003,811	(24,754)

Loss before taxes	(334,701)	(403,545)
Provision for income taxes	(378)	(500)

Net loss	$(335,079)	$(404,045)

Earnings per share, basic and diluted	$(0.01)	$(4.64)

Weighted average number of shares outstanding	31,385,563	87,093

The accompanying footnotes are an integral part of these consolidated financial statements.

INCA DESIGNS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR YEARS ENDED DECEMBER 31, 2007 AND 2006

	December 31,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVATES
Net loss	$(335,079)	$(404,045)
Adjustments to reconcile net loss to net cash flows from operating activities:
Depreciation and amortization expense	8,295	—
Change in fair value of derivative instruments	(1,919,689)	—
Recognition of expense-derivative conversion feature	1,360,442	—
Amortization of debt discount	521,677	—
Settlement income	(409,295)	—
Extinguishment of debt	(700,893)	—
Bad debt expense	4,950	—
Founder shares	—	2,000
Changes in assets and liabilities:
Restricted cash	100,000	—
Accounts receivable	(3,187)	181,646
Inventory	(17,854)	136,198
Prepaid expenses and other current assets	(50,742)	(47,937)
Accounts payable	196,576	(334,884)
Accrued interest	145,261	45,164
Accrued expenses and other current liabilities	82,123	68,327

Net cash flows used in operating activities	(1,017,415)	(353,531)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equipment	(39,012)	—
Lease purchase costs	(120,000)	—

Net cash flows used in investing activities	(159,012)	—

CASH FLOWS FROM FINANCING ACTIVITIES
Advances from related parties	33,845	194,642
Proceeds from convertible notes payable	1,215,000	225,000
Repayment of convertible notes payable	(140,000)	—

Net cash flows provided by financing activities	1,108,845	419,642

Increase (decrease) in cash	(67,582)	66,111
Cash, beginning of period	81,754	15,643

Cash, end of period	$14,172	$81,754

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$—	$—

Cash paid for income taxes	$378	$500

The accompanying footnotes are an integral part of these consolidated financial statements.

INCA DESIGNS INC. AND SUBSIDIARY

STATEMENT OF STOCKHOLDERS’ DEFICIT

FOR YEARS ENDED DECEMBER 31, 2007 AND 2006

	Common Stock		Additional Paid In Capital	Members’ Deficit	Accumulated Deficit	Total
	Shares	Amount
Balance, January 1, 2006	—	$—	$—	$(561,576)	$—	$(561,576)
Founder Shares	20,000,000	2,000	—	—	—	2,000
Net Loss	—	—	—	(389,466)	(14,579)	(404,045)

Balance, December 31, 2006	20,000,000	2,000	—	(951,042)	(14,579)	(963,621)

Effects of merger and recapitalization pursuant to execution of Security Exchange Agreement	6,246,064	625	—	951,042	(3,334,628)	(2,382,961)
Shares issued in exchange for debt	26,063,750	2,606	678,044	—	—	680,650
Net loss	—	—	—	—	(335,079)	(335,079)

Balance, December 31, 2007	52,309,814	$5,231	$678,044	$—	$(3,684,286)	$(3,001,011)

The accompanying footnotes are an integral part of these consolidated financial statements.

INCA DESIGNS, INC. AND SUBSIDIARY

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2007

NOTE A – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

INCA Designs, Inc. and Subsidiary (the “Company”) was formed in Nevada in 1998 under the name of Accident Prevention Plus, Inc. In December 2004, the Company changed its name to Transportation Safety Technology, Inc.

During fiscal 2005, upon information and belief, all of the Company’s officers and directors abandoned their respective positions with the Company. In October 2006, a Nevada court appointed a custodian who performed appropriate searches to determine that the Company was inactive and had no liens or judgments outstanding. On November 8, 2006, the Court filed an Order Approving (the) Report and Discharging (the) Custodian.

In March 2007, the Company changed its name to INCA Designs, Inc. and on May 21, 2007 entered into a Security Exchange Agreement with S2 New York Design Corp (“S2”), whereby the Company acquired 100% of the issued and outstanding shares of S2. S2 designs, contracts for the manufacture of, and retails comprehensive collections of resort wear, swimwear and accessories for the upscale designer market. For more details on the transaction, see NOTE C – COMMON STOCK AND PREFERRED STOCK and NOTE M – ACQUISITION.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiary. All inter-company accounts and transactions have been eliminated in consolidation.

Cash and Cash Equivalents

For purposes of the Statements of Cash Flows, the Company considers amounts held by financial institutions and short-term investments with an original maturity of 90 days or less to be cash and cash equivalents. The Company periodically deposits cash with financial institutions in excess of the maximum federal insurance limits (FDIC) of $100,000 per bank.

Accounts Receivable

Accounts receivable are customer obligations due under normal trade terms. Senior management reviews accounts receivable on a monthly basis to determine if any receivables will be potentially uncollectible. The Company includes any accounts receivable balances that are determined to be uncollectible, along with a general reserve, in its overall allowance for doubtful accounts. After all attempts to collect a receivable have failed, the receivable is written off against the allowance. Based on the information available, the Company believes its allowance for doubtful accounts as of December 31, 2007 is adequate.

INCA DESIGNS, INC. AND SUBSIDIARY

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2007

NOTE A – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Inventories

Inventory is stated at the lower of cost (First-In, First-Out (“FIFO”) method) or market. Inventories consist primarily of finished goods.

Fixed Assets

Fixed assets are recorded at cost. Depreciation expense is recorded using primarily the straight-line method. Amortization of leasehold improvements is provided using the straight-line method, generally over the lesser of the term of the lease or ten years. Depreciation of furniture and fixtures and electronic equipment are based on the estimated useful lives of the assets, generally three years for electronic equipment, five years for other equipment, and seven years for furniture and fixtures.

Intangible Assets

The Company accounts for its intangible assets pursuant to SFAS No. 142, Goodwill and Other Intangible Assets. Under SFAS 142, intangibles with definite lives continue to be amortized on a straight-line basis over the lesser of their estimated useful lives or contractual terms. Intangibles with indefinite lives are evaluated at least annually for impairment by comparing the asset’s estimated fair value with its carrying value, based on cash flow methodology. Intangibles with definite lives consist primarily of lease purchase costs, which have useful lives and are subject to impairment testing in the event of certain indicators. An impairment in the carrying value of an asset is recognized whenever anticipated future cash flows (undiscounted) from an asset are estimated to be less than its carrying value. The amount of the impairment recognized is the difference between the carrying value of the asset and its fair value. Based on management’s assessment, the Company believes there is no impairment at December 31, 2007.

Shipping and Handling Costs

The Company expenses all shipping and handling costs as incurred. These costs are included in Cost of Sales.

Advertising Costs

The Company expenses all advertising costs as incurred. For the years ended December 31, 2007 and 2006, the Company’s advertising costs were $107,988 and $70,772 respectively.

Income Taxes

Income taxes are provided for the tax effect of transactions reported in the financial statements and consists of taxes currently due plus deferred taxes related primarily to differences for financial and income tax reporting related to net operating losses that are available to offset future federal and state income taxes. The deferred tax assets and liabilities represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled.

INCA DESIGNS, INC. AND SUBSIDIARY

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2007

NOTE A – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Fair Value of Financial Instruments

For accounts receivable, accounts payable, and accrued expenses, the carrying amount approximates fair value because of the short-term maturity of these instruments.

Fair value estimates are made at a specific point in time, based on relevant information and information about the financial instrument. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

Derivative Liability

In accordance with SFAS 133 and EITF 00-19, the conversion feature associated with the convertible debentures represented embedded derivatives. The Company had recognized the embedded derivatives as a liability on its balance sheet as of December 31, 2007.

Certain of the Company’s debt and equity instruments may include embedded derivatives that require bifurcation from the host contract under the provisions of SFAS No. 133. Under the provisions of this statement, the Company records the related derivative liabilities at fair value and records the accounting gain or loss resulting from the change in fair values at the end of each reporting period.

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 clarifies the principal that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. Under the standard, fair value measurements would be separately disclosed by level within the fair value hierarchy. SFAS 157 is effective for the Company on January 1, 2008. The Company is in the process of evaluating SFAS 157 but does not believe it will have a significant effect on its financial position or results of operation.

In February 2007, the FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities Including an Amendment of FASB Statement No. 115 (“SFAS 159”). SFAS159 permits an entity to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS 159 are elective, however, the amendment to SFAS 115, “Accounting for Certain Investments in Debt and Equity Securities”, applies to all entities with available for sale or trading securities. SFAS 159 is elective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. SFAS 159 was recently issued and the Company is currently assessing the financial impact the statement will have on our financial statements.

INCA DESIGNS, INC. AND SUBSIDIARY

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2007

NOTE A – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Earnings Per Share

Basic loss per common share (“EPS”) is computed as net loss divided by the weighted-average number of common shares outstanding during the period. Diluted EPS includes the impact of common stock potentially issuable upon the exercise of options and warrants. Potential common stock has been excluded from the computation of diluted net loss per share as their inclusion would be anti-dilutive.

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

NOTE B – GOING CONCERN

As of December 31, 2007, the Company had minimal cash, a loss from operations, was in default of certain convertible debt obligations and was in arrears with trade creditors and payroll taxes. In addition, the Company is in arrears with respect to revised payment arrangements with its bank debt. Should the bank take action against the Company the results could adversely affect the Company. The foregoing matters raise substantial doubt about the ability of the Company to continue as a going concern.

The financial statements do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should the Company be unable to continue in operation.

INCA DESIGNS, INC. AND SUBSIDIARY

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2007

NOTE C – COMMON AND PREFERRED STOCK

Common Stock

At December 31, 2007, the Company had 1,000,000,000 shares of common stock, par value $0.0001 authorized, 52,309,814 shares issued and outstanding.

In February 2007, the Company prepared and mailed an Information Statement and obtained proxies to reconstitute its capital structure (increasing the authorized common stock to 1 billion shares and changing its par value to $0.0001) and reverse split its common stock on a 1 for 10 basis.

In March 2007, changed its name to INCA Designs, Inc. and completed the previously authorized reconstitution of the Company’s capital structure (increasing the authorized common stock to 1 billion shares, changing its par value to $0.0001, reverse splitting the common stock on a 1 for 10 basis, and authorizing the issuance of up to 10 million shares of preferred stock at a par value of $0.0001).

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

INCA DESIGNS, INC. AND SUBSIDIARY

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2007

NOTE C – COMMON AND PREFERRED STOCK (continued)

Preferred Stock

At December 31, 2007, the Company had 10,000,000 shares of preferred stock, par value $0.0001 authorized and unissued which can be designated in series as desired by the Company’s Board of Directors.

In February 2007, the Company prepared and mailed an Information Statement and obtained proxies to reconstitute the capital structure (authorizing the issuance of up to 10 million shares of preferred stock at a par value of $0.0001).

Warrant to Purchase Common Stock

At December 31, 2007, the Company had issued and outstanding warrants to purchase common stock of the Company (the “Warrants”) totaling 1,000,000. The Warrants have an exercise price of $0.50 per share and are covered under a registration right agreement. Of this amount, 350,000 warrants expire on September 30, 2009 and 650,000 warrants expire on October 31, 2009.

Stock Options

Effective January 1, 1999, the Company established a non-qualified stock option plan (“Stock Option Plan”) pursuant to which 30,000 (post split) shares of common stock are reserved for issuance upon the exercise of options. The option plan is designed to serve as an incentive for retaining qualified and competent key employees, officers and the director of the Company. As of December 31, 2007, no options are outstanding.

A summary of the Company’s stock option activity and related information follows (all amounts have been adjusted to take into effect the Company’s 1 for 10 and 1 for 20 reverse stock splits):

	Number of Shares Under Option	Range of Options Price Per Share	Weighted Average Exercise Price
Balance at December 31, 2005	15,000	$150.00-500.00	$284.00
Granted	-0-	-0-	-0-
Exercised	-0-	-0-	-0-
Cancelled	-0-	-0-	-0-

Balance at December 31, 2006	15,000	150.00-500.00	284.00
Granted	-0-	-0-	-0-
Exercised	-0-	-0-	-0-
Cancelled	(15,000)	(150.00-500.00)	(284.00)

Balance at December 31, 2007	-0-	$-0-	$-0-

NOTE D – INCOME TAXES

As of December 31, 2007, the Company has a net operating loss carry forward of approximately $335,000 resulting in a deferred tax asset of $134,000. The deferred tax asset has been fully reserved against a valuation allowance. As a result, the valuation allowance for the year ended December 31, 2007 increased by $134,000.

INCA DESIGNS, INC. AND SUBSIDIARY

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2007

NOTE E – WRITEOFF OF PRIOR PERIOD DEBTS

As of December 31, 2007, the Company has written off prior period debts totaling $700,893 broken down as follows: notes and loans payable—$520,296, convertible promissory notes—$108,300, and accrued interest—$72,297. This write-off was supported by an opinion of Company counsel in which it was it was opined that pursuant to the laws of the State of Florida any written instrument evidencing debt has a five (5) years statute of limitation upon which to commence an action for repayment of such obligation upon default, and accordingly, the holder of such debt will be precluded from commencing an action to collect such debt five (5) years from the maturity date or date of default of such debt. The $700,893 is reflected as Other Income on the accompanying audited consolidated financial statements.

NOTE F – NOTES AND LOANS PAYABLE

As of December 31, 2007, the Company has the following loan obligations.

The principal balance on promissory notes with a financial institution totaled $484,000. The note carries an interest rate of 9.25% per annum. In August 2002, the Company negotiated a settlement with the financial institution with payment terms of $5,000 per month on the promissory notes. During the year ended December 31, 2007, no payments were made. This obligation is currently in default.	$484,000

On June 21, 2002, the Company issued a note for $150,000 with a maturity date of July 1, 2006 and an interest rate of one (1%) percent. As a result of a default for non-payment, the interest rate on the note accelerated to fifteen (15%) percent per annum on the date of maturity. The default also prompted a late charge of five (5%) per annum on any overdue amount. This obligation is currently in default.	150,000

On October 8, 2004, the Company issued a promissory note for $62,500 with a maturity date of April 30, 2005 and an interest rate (5.75%) equal to the Prime Rate on the day prior to the date the principle payment is due. This obligation is currently in default.	62,500

On December 1, 2004, the Company issued a promissory note for $62,500 with a maturity date of April 30, 2005 and an interest rate (5.75%) equal to the Prime Rate on the day prior to the date the principle payment is due. This obligation is currently in default.	62,500

On April 3, 2007, the Company issued a Single Payment Promissory Note to an individual for $100,000. The note accrues interest at a rate of 15% per annum and is due on April 2, 2008.	100,000

TOTAL	$859,000

INCA DESIGNS, INC. AND SUBSIDIARY

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2007

NOTE G – CONVERTIBLE PROMISSORY NOTES

As of December 31, 2007, the Company had the following convertible debt obligations:

On May 21, 2007, the Company assumed and reissued a Convertible Promissory Note with an effective date of November 20, 2006 to an individual for $100,000 with a due date of May 15, 2007 (the “Note”). The Note accrues interest at a rate of 24% per annum. The Note is currently in default. The Note is convertible into shares of the Company’s common stock at a forty percent discount to the market price of the Company’s common stock or $0.50 per share, whichever is lower. The Note contains 4.99% ownership cap provisions. In conjunction with the Note, the Company issued Warrants to purchase 200,000 shares of common stock of the Company for an exercise price of $0.50 per share. The Warrants expire on October 31, 2009. The shares underlying the Note and the Warrants are covered under a registration rights agreement.

$100,000

On May 21, 2007, the Company assumed and reissued a Convertible Promissory Note with an effective date of November 20, 2006 to an individual for $125,000 with a due date of May 15, 2007 (the “Note”). The Note accrues interest at a rate of 24% per annum. The Note is currently in default. The Note is convertible into shares of Company’s common stock at a forty percent discount to the market price of the Company’s stock or $0.50 per share, whichever is lower. The Note contains 4.99% ownership cap provisions. In conjunction with the Note, the Company issued Warrants to purchase 250,000 shares of common stock of the Company for an exercise price of $0.50 per share. The Warrants expire on October 31, 2009. The shares underlying the Note and the Warrants are covered under a registration rights agreement.

125,000

On May 21, 2007, the Company assumed and reissued a Convertible Promissory Note with an effective date of November 20, 2006 to an individual for $100,000 with a due date of September 30, 2007 (the “Note”). The Note accrues interest at a rate of 24% per annum. The Note is currently in default. The note is convertible into shares of Company’s common stock at a forty percent discount to the market price of the Company’s stock or $0.50 per share, whichever is lower. The Note contains 4.99% ownership cap provisions. In conjunction with the Note, the Company issued Warrants to purchase 200,000 shares of common stock of the Company for an exercise price of $0.50 per share. The Warrants expire on October 31, 2009. The shares underlying the Note and the Warrants are covered under a registration rights agreement.

100,000

INCA DESIGNS, INC. AND SUBSIDIARY

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2007

NOTE G – CONVERTIBLE PROMISSORY NOTES (continued)

On May 21, 2007, the Company assumed and reissued a Convertible Promissory Note with an effective date of May 16, 2007 to an individual for $100,000 with a due date of September 30, 2007 (the “Note”). The Note accrues interest at a rate of 24% per annum. The Note is currently in default. The Note is convertible into shares of the Company’s common stock at a forty percent discount to the market price of the Company’s stock or $0.50 per share, whichever is lower. The Note contains 4.99% ownership cap provisions. In conjunction with the Note, the Company issued Warrants to purchase 200,000 shares of common stock of the Company for an exercise price of $0.50 per share. The Warrants expire on September 30, 2009. The shares underlying the Note and the Warrants are covered under a registration rights agreement.

100,000

On May 21, 2007, the Company assumed and reissued a Convertible Promissory Note with an effective date of May 16, 2007 to an individual for $75,000 with a due date of September 30, 2007 (the “Note”). The Note accrues interest at a rate of 24% per annum. The Note is currently in default. The Note is convertible into shares of the Company’s common stock at a forty percent discount to the market price of the Company’s stock or $0.50 per share, whichever is lower. The Note contains 4.99% ownership cap provisions. In conjunction with the Note, the Company issued Warrants to purchase 150,000 shares of common stock of the Company for an exercise price of $0.50 per share. The Warrants expire on September 30, 2009. The shares underlying the Note and the Warrants are covered under a registration rights agreement.

75,000

On June 20, 2007, the Company issued a Convertible Promissory Note to an entity for $200,000 with a due date of June 20, 2008 (the “Note”). The Note accrues interest at a rate of 10% per annum. The Note is convertible into shares of the Company’s common stock at a forty percent discount to the market price of the Company’s stock or $0.50 per share, whichever is lower. The Note contains 4.99% ownership cap provisions. The shares underlying the Note are covered under a registration rights agreement. In December 2007, the Company made a $20,000 payment towards principle.	180,000

On June 20, 2007, the Company issued a Convertible Promissory Note to an entity for $200,000 with a due date of June 20, 2008 (the “Note”). The Note accrues interest at a rate of 10% per annum. The Note is convertible into shares of the Company’s common stock at a forty percent discount to the market price of the Company’s stock or $0.50 per share, whichever is lower. The Note contains 4.99% ownership cap provisions. The shares underlying the Note are covered under a registration rights agreement. In December 2007, the Company made a $20,000 payment towards principle.	180,000

INCA DESIGNS, INC. AND SUBSIDIARY

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2007

NOTE G – CONVERTIBLE PROMISSORY NOTES (continued)

On October 2, 2007, the Company issued a Convertible Promissory Note to an entity for $250,000 with a due date of October 1, 2008 (the “Note”). The Note accrues interest at a rate of 10% per annum. The Note called for principle payments of $50,000 each of October 2, October 18, November 12, and December 7, 2007 and January 10, 2008. The Note is convertible into shares of the Company’s common stock at a forty percent discount to the market price of the Company’s stock or $0.50 per share, whichever is lower. The Note contains 4.99% ownership cap provisions. The shares underlying the Note are covered under a registration rights agreement. In December 2007, the Company made a $50,000 payment towards principle.

150,000

On October 2, 2007, the Company issued a Convertible Promissory Note to an entity for $250,000 with a due date of October 1, 2008 (the “Note”). The Note accrues interest at a rate of 10% per annum. The Note called for principle payments of $50,000 each of October 2, October 18, November 12, and December 7, 2007 and January 10, 2008. The Note is convertible into shares of the Company’s common stock at a forty percent discount to the market price of the Company’s stock or $0.50 per share, whichever is lower. The Note contains 4.99% ownership cap provisions. The shares underlying the Note are covered under a registration rights agreement. In December 2007, the Company made a $50,000 payment towards principle.

150,000

On November 28, 2007, the Company issued a Convertible Promissory Note to an entity for $200,000 with a due date of November 28, 2008 (the “Note”). The Note accrues interest at a rate of 10% per annum. The Note is convertible into shares of the Company’s common stock at a forty percent discount to the market price of the Company’s stock or $0.50 per share, whichever is lower. The Note contains 4.99% ownership cap provisions. The shares underlying the Note are covered under a registration rights agreement.	70,000

On November 28, 2007, the Company issued a Convertible Promissory Note to an entity for $200,000 with a due date of November 28, 2008 (the “Note”). The Note accrues interest at a rate of 10% per annum. The Note is convertible into shares of the Company’s common stock at a forty percent discount to the market price of the Company’s stock or $0.50 per share, whichever is lower. The Note contains 4.99% ownership cap provisions. The shares underlying the Note are covered under a registration rights agreement.	70,000

1,300,000
Debt Discount	(434,958)

TOTAL	$865,042

Amortization of the debt discount totaled $521,677 for the year ended December 31, 2007.

INCA DESIGNS, INC. AND SUBSIDIARY

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2007

NOTE H – DUE TO OFFICERS AND RELATED PARTIES

At December 31, 2007, amounts due to officers and related parties consisted of the following:

Advances from officer	$596,525
Advances from related party	61,800

TOTAL	$658,325

The amounts are non-interest bearing and have no stated terms of repayment.

NOTE I – ACCRUED EXPENSES AND OTHER LIABILITIES

Accrued expenses and other liabilities consist of the following at December 31, 2007:

Loans (non-interest bearing)	81,756
Payroll taxes	18,225
Customer deposits and store credits	7,251

TOTAL	$107,232

NOTE J – DERIVATIVES

In accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” and EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”, the conversion features associated with the convertible debentures are variable and contain an embedded derivative that requires bifurcation from their hosts contacts. The company has recognized the embedded derivatives as a liability at the date the debentures were issued. As of December 31, 2007, the change in the fair value of the derivative resulted in an accounting gain of $1,919,689. The unamortized portion of the debt discount related to the derivatives was $434,958 at December 31, 2007. As of December 31, 2007, the fair value of the derivative liabilities was $250,697.

NOTE K – SETTLEMENT INCOME

In July 2007, the Company entered into a Settlement Agreement and Release (the “Agreement”) with two former officers (the “Former Officers”) of the Company whereby the former officers would provide certain documents in their possession in order that the Company could complete its financial audit for the fiscal years ending December 31, 2004, 2005 and 2006. The Former Officers asserted claims against the Company for accrued, unpaid wages allegedly owed to them by the Company. The Former Officers agreed to prepare and deliver the required documents under the terms of the Agreement and waive all claims they may have against the Company in exchange for an aggregate payment of $100,000 from the Company, divided evenly between the Former Officers. In October 2007, pursuant to the terms of the Agreement, the Company recorded the payment of $100,000 to the Former Officers as Consulting Expense and wrote off accrued compensation $394,180 to the Former Officers and wrote off $15,115 in non-interest bearing advances made to the Company by the Former Officers. The $409,295 is reflected as Settlement Income on the accompanying audited consolidated financial statements.

INCA DESIGNS, INC. AND SUBSIDIARY

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2007

NOTE L – COMMITMENTS AND CONTINGENCIES

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

Litigation

Management is not aware of any other legal proceedings contemplated by any governmental authority or other party involving the Company or its properties. No director, officer or affiliate of the Company is (i) a party adverse to the Company in any legal proceedings, or (ii) has an adverse interest to the Company in any legal proceedings. Management is not aware of any other legal proceedings pending or that have been threatened against the Company or its properties. As of June 30, 2007, the Company owes approximately $18,000 in payroll taxes originating in periods prior to 1999. Federal and state tax liens have been filed against the Company in connection with unpaid payroll taxes. Although the Internal Revenue Service and the Employment Commission of the State of New York have filed liens against the Company, respectively, as a result of unpaid payroll taxes, these governmental entities have not initiated legal proceedings against the Company to seize the Company’s assets to pay such taxes.

Leases

On August 16, 2007, the Company purchased its current lease from the prior occupant of the property for the sum of $120,000 and reimbursement of $30,000 that is held as a security deposit for a total of $150,000. The term of the lease was originally for ten years and commenced on January 1, 2005 with monthly payments of $10,000. The Company’s rent expense for 2007 and 2006 was $77,921 and $29,400 respectively.

The following is a schedule of future minimum rental payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year as of December 31, 2007.

2008	131,128
2009	135,062
2010	139,114
2011	143,288
Thereafter	456,178

Total Future Minimum Payments Required	$1,004,770

INCA DESIGNS, INC. AND SUBSIDIARY

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2007

NOTE M – ACQUISITIONS

On May 21, 2007, S2 New York Design Corp. entered into a Security Exchange Agreement with Inca Designs, Inc., a publicly held corporation. A total of 26,000,000 shares of the Company’s common stock were issued to the shareholders of S2 in exchange for the purchase of the S2 and its subsidiaries.

The above transaction has been accounted for as a reverse merger (recapitalization) with S2 being deemed the accounting acquirer and Inca Designs, Inc. being deemed the legal acquirer. Accordingly, the historical financial information presented in the financial statements is that of S2 as adjusted to give effect to any difference in the par value of the issuer’s and the accounting acquirer’s stock with an offset to additional paid in capital. The basis of the assets and liabilities of S2, the accounting acquirer, has been carried over in the recapitalization.

NOTE N – SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

During the year ended December 31, 2007, the Company settled $680,650 in liabilities in common stock.

NOTE O – CONCENTRATIONS

During the year ended December 31, 2007, the Company purchased approximately 67% of its product from two suppliers. Also during this period, the Company borrowed $840,000 from two lenders.