Form 10-Q
period 2008-03-31
INCA Designs Inc
filed 2008-05-15
CIK 1084702

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from              to

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares outstanding of the Registrant’s common stock as of May 14, 2008 was 52,309,814.

Transitional Small Business Disclosure Format:    Yes  ☐    No  ☒

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements.

In the opinion of management, the accompanying unaudited consolidated financial statements included in this Form 10-Q reflect all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the results of operations for the periods presented. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.

INCA DESIGNS, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	March 31, 2008	December 31, 2007
	Unaudited	Audited
ASSETS
Current Assets:
Cash	$5,783	$14,172
Accounts receivable, net of allowance for doubtful accounts of $0 at March 31, 2008 and December 31, 2007	15,371	72,662
Inventory	92,362	89,085
Prepaid expenses and other current assets	40,641	52,905

Total current assets	154,157	228,824

Fixed Assets:
Store equipment	19,497	17,476
Leasehold improvements	21,536	21,536

	41,033	39,012

Accumulated depreciation	(3,173)	(2,193)

Net fixed assets	37,860	36,819

Other Assets:
Security deposits	58,923	58,923
Lease purchase costs, net of amortization of $10,156 and $6,102 at March 31, 2008 and December 31, 2007 respectively	109,844	113,898

	168,767	172,821

Total assets	$360,784	$438,464

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities:
Notes and loans payable	$859,000	$859,000
Convertible notes payable, net of discount of $329,725 and $434,958 at March 31, 2008 and December 31, 2007 respectively	1,070,275	865,042
Derivative liabilities	766,667	250,697
Accounts payable	147,770	295,655
Accrued expenses and other liabilities	237,436	107,232
Accrued interest	479,615	403,525
Due to officers and other related parties	668,425	658,325

Total current liabilities	4,229,188	3,439,476

Commitments and Contingencies		—

Stockholders’ Deficit:
Preferred stock - par value $0.0001; 10,000,000 shares authorized;	—	—
no shares issued and outstanding
Common stock - par value $.0001; 1,000,000,000 shares authorized;
52,309,814 shares issued and outstanding	5,231	5,231
Additional paid-in capital	678,044	678,044
Accumulated deficit	(4,551,679)	(3,684,287)

Total stockholders’ deficit	(3,868,404)	(3,001,012)

Total liabilities and stockholders’ deficit	$360,784	$438,464

The accompanying footnotes are an integral part of these consolidated financial statements.

INCA DESIGNS INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF OPERATIONS

FOR THREE MONTHS ENDED MARCH 31, 2008 AND 2007

	March 31,
	2008	2007
Revenues, net	$63,079	$94,392
Cost of revenues	30,586	30,149

Gross profit	32,493	64,243

Operating expenses:
General and administrative	188,405	100,890
Selling expense	9,152	34,939
Depreciation and amortization	5,034	—

Total operating expense	202,591	135,829

Operating loss	(170,098)	(71,586)

Other expense
Interest expense	76,091	9,170
Amortization of debt discount	244,769	—
Change in derivatives	376,434	—

Total other expense	697,294	9,170

Loss before taxes	(867,392)	(80,756)
Provision for income taxes	—	—

Net loss	$(867,392)	$(80,756)

Earnings per share, basic and diluted	$(0.02)	$(0.00)

Weighted average number of shares outstanding	52,309,814	20,000,000

The accompanying footnotes are an integral part of these consolidated financial statements.

INCA DESIGNS INC. AND SUBSIDIARY

STATEMENT OF STOCKHOLDERS’ DEFICIT

FOR PERIOD FROM JANUARY 1, 2006 THROUGH MARCH 31, 2008

	Common Stock		Additional Paid In	Members’	Accumulated
	Shares	Amount	Capital	Deficit	Deficit	Total
Balance, January 1, 2006	—	$—	$—	$(561,576)	$—	$(561,576)
Founder shares	20,000,000	2,000	—	—	—	2,000
Net loss	—	—	—	(389,466)	(14,579)	(404,045)

Balance, December 31, 2006	20,000,000	2,000	—	(951,042)	(14,579)	(963,621)
Effects of merger and recapitalization pursuant to execution of Security Exchange Agreement	6,246,064	625	—	951,042	(3,334,628)	(2,382,961)
Shares issued in exchange for debt	26,063,750	2,606	678,044	—	—	680,650
Net loss	—	—	—	—	(335,080)	(335,080)

Balance, December 31, 2007	52,309,814	5,231	678,044	—	(3,684,287)	(3,001,012)
Net loss	—	—	—	—	(867,392)	(867,392)

Balance, March 31, 2008	52,309,814	$5,231	$678,044	$—	$(4,551,679)	$(3,868,404)

The accompanying footnotes are an integral part of these consolidated financial statements.

INCA DESIGNS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CASH FLOWS

FOR THREE MONTHS ENDED MARCH 31, 2008 AND 2007

	March 31,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVATES
Net loss	$(867,392)	$(80,756)
Adjustments to reconcile net loss to net cash flows from operating activities:
Depreciation and amortization expense	5,034	—
Change in fair value of derivative instruments	376,434	—
Amortization of debt discount	244,769	—
Changes in assets and liabilities:
Restricted cash	—	100,000
Accounts receivable	57,291	11,299
Inventory	(3,277)	5,804
Prepaid expenses and other current assets	12,264	(9,543)
Accounts payable	(147,884)	(39,202)
Accrued interest	76,090	(9,170)
Accrued expenses and other current liabilities	130,203	(36,066)

Net cash flows used in operating activities	(116,468)	(57,634)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equipment	(2,021)	—

Net cash flows used in investing activities	(2,021)	—

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from related party loan	10,100	—
Repayment of related party loan	—	(12,588)
Proceeds from convertible notes payable	100,000	—

Net cash flows provided by (used in) financing activities	110,100	(12,588)

Increase (decrease) in cash	(8,389)	(70,222)
Cash, beginning of period	14,172	81,754

Cash, end of period	$5,783	$11,532

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$—	$—

Cash paid for income taxes	$—	$—

The accompanying footnotes are an integral part of these consolidated financial statements.

INCA DESIGNS, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2008

NOTE A – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

INCA Designs, Inc. and Subsidiary (the “Company”) designs, contracts for the manufacture of, and retails comprehensive collections of resort wear, swimwear and accessories for the upscale designer market.

Basis of Presentation

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

Advertising Costs

The Company expenses all advertising costs as incurred. For the three month periods ended March 31, 2008 and 2007, the Company’s advertising costs were $5,947 and $24,079 respectively.

NOTE B – GOING CONCERN

As of March 31, 2008, the Company had minimal cash, a loss from operations, was in default of certain convertible debt obligations and was in arrears with trade creditors and payroll taxes. In addition, the Company is in arrears with respect to revised payment arrangements with its bank debt. Should the bank take action against the Company the results could adversely affect the Company. The foregoing matters raise substantial doubt about the ability of the Company to continue as a going concern.

The financial statements do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should the Company be unable to continue in operation.

INCA DESIGNS, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2008

NOTE C – NOTES AND LOANS PAYABLE

As of March 31, 2008, the Company has the following loan obligations.

The principal balance on promissory notes with a financial institution totaled $484,000. The note carries an interest rate of 9.25% per annum. In August 2002, the Company negotiated a settlement with the financial institution with payment terms of $5,000 per month on the promissory notes. During the period ended March 31, 2008, no payments were made. This obligation is currently in default.	$484,000

On June 21, 2002, the Company issued a note for $150,000 with a maturity date of July 1, 2006 and an interest rate of one percent (1%). As a result of a default for non-payment, the interest rate on the note accelerated to fifteen percent (15%) per annum on the date of maturity. The default also prompted a late charge of five percent (5%) per annum on any overdue amount. This obligation is currently in default.	150,000

On October 8, 2004, the Company issued a promissory note for $62,500 with a maturity date of April 30, 2005 and an interest rate (5.75%) equal to the Prime Rate on the day prior to the date the principal payment is due. This obligation is currently in default.	62,500

On December 1, 2004, the Company issued a promissory note for $62,500 with a maturity date of April 30, 2005 and an interest rate (5.75%) equal to the Prime Rate on the day prior to the date the principal payment is due. This obligation is currently in default.	62,500

On April 3, 2007, the Company issued a Single Payment Promissory Note to an individual for $100,000. The note accrues interest at a rate of 15% per annum and is currently in default.	100,000

TOTAL	$859,000

INCA DESIGNS, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2008

NOTE D – CONVERTIBLE PROMISSORY NOTES

As of March 31, 2008, the Company had the following convertible debt obligations:

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

100,000

INCA DESIGNS, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2008

NOTE D – CONVERTIBLE PROMISSORY NOTES (continued)

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

INCA DESIGNS, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2008

NOTE D – CONVERTIBLE PROMISSORY NOTES (continued)

On October 2, 2007, INCA issued a Convertible Promissory Note to an entity for $250,000 with a due date of October 1, 2008. The note is convertible into shares of INCA’s common stock at a forty percent discount to the market price of the Company’s stock or $0.50 per share, whichever is lower. The Note called for principle payments of $50,000 each of October 2, October 18, November 12, and December 7, 2007 and January 10, 2008. The Note contains 4.99% ownership cap provisions. The shares underlying the Note are covered under a registration rights agreement. In December 2007, the Company made a $50,000 payment towards principal.

200,000

On October 2, 2007, INCA issued a Convertible Promissory Note to an entity for $250,000 with a due date of October 1, 2008. The note is convertible into shares of INCA’s common stock at a forty percent discount to the market price of the Company’s stock or $0.50 per share, whichever is lower. The Note called for principle payments of $50,000 each of October 2, October 18, November 12, and December 7, 2007 and January 10, 2008. The Note contains 4.99% ownership cap provisions. The shares underlying the Note are covered under a registration rights agreement. In December 2007, the Company made a $50,000 payment towards principal.

200,000

On November 28, 2007, INCA issued a Convertible Promissory Note to an entity for $70,000 with a due date of November 28, 2008. The note is convertible into shares of INCA’s common stock at a forty percent discount to the market price of the Company’s stock or $0.50 per share, whichever is lower. The Note contains 4.99% ownership cap provisions. The shares underlying the Note are covered under a registration rights agreement.	70,000

On November 28, 2007, INCA issued a Convertible Promissory Note to an entity for $70,000 with a due date of November 28, 2008. The note is convertible into shares of INCA’s common stock at a forty percent discount to the market price of the Company’s stock or $0.50 per share, whichever is lower. The Note contains 4.99% ownership cap provisions. The shares underlying the Note are covered under a registration rights agreement.	70,000

1,400,000

Debt Discount	(329,725)

TOTAL	$1,070,275

Amortization of the debt discount totaled $244,769 and $0 for the three month periods ended March 31, 2008 and 2007 respectively.

INCA DESIGNS, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2008

NOTE E – DUE TO OFFICERS AND OTHER RELATED PARTIES

Amounts due to officers and other related parties consisted of the following:

	March 31, 2008	December 31, 2007
Advances from officer	$606,625	$596,525
Advances from related party	61,800	61,800

TOTAL	$668,425	$658,325

The amounts are non-interest bearing and have no stated terms of repayment.

NOTE F – ACCRUED EXPENSES AND OTHER LIABILITIES

Accrued expenses and other liabilities consist of the following:

	March 31, 2008	December 31, 2007
Advances	$88,600	$-0-
Loans (non-interest bearing)	81,757	81,756
Payroll taxes	18,225	18,225
Accrued expense-other	47,226	-0-
Customer deposits and store credits	1,628	7,251

TOTAL	$237,436	$107,232

NOTE G – DERIVATIVES

In accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” and EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”, the conversion features associated with the convertible debentures are variable and contain an embedded derivative that requires bifurcation from their hosts contacts. The company has recognized the embedded derivatives as a liability at the date the debentures were issued. As of March 31, 2008, the change in the fair value of the derivative resulted in an accounting loss of $376,434. The unamortized portion of the debt discount related to the derivatives was $329,725 at March 31, 2008. As of March 31, 2008, the fair value of the derivative liabilities was $766,667.

NOTE H – COMMITMENTS AND CONTINGENCIES

Litigation

Management is not aware of any other legal proceedings contemplated by any governmental authority or other party involving the Company or its properties. No director, officer or affiliate of the Company is (i) a party adverse to the Company in any legal proceedings, or (ii) has an adverse interest to the Company in any legal proceedings. Management is not aware of any other legal proceedings pending or that have been threatened against the Company or its properties. As of March 31, 2008, the Company owes approximately $18,000 in payroll taxes originating in periods prior to 1999. Federal and state tax liens have been filed against the Company in connection with unpaid payroll taxes. Although the Internal Revenue Service and

INCA DESIGNS, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2008

NOTE H – COMMITMENTS AND CONTINGENCIES (continued)

the Employment Commission of the State of New York have filed liens against the Company as a result of unpaid payroll taxes, these governmental entities have not initiated legal proceedings against the Company to seize the Company’s assets to pay such taxes.

Item 2.	Management’s Discussion and Analysis or Plan of Operation.

General

The following discussion and analysis provides information which management of the Company believes to be relevant to an assessment and understanding of the Company’s results of operations and financial condition. This discussion should be read together with the Company’s financial statements and the notes to the financial statements, which are included in this report. This information should also be read in conjunction with the information contained in our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007, including the audited financial statements and notes included therein. The reported results will not necessarily reflect future results of operations or financial condition.

Cautionary Statement Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements”, as that term is defined in the Private Securities Litigation Reform Act of 1995. These statements relate to future events or our future financial performance. Some discussions in this report may contain forward-looking statements that involve risk and uncertainty. A number of important factors could cause our actual results to differ materially from those expressed in any forward-looking statements made by us in this report. Forward-looking statements are often identified by words like “believe,” “expect,” “estimate,” “anticipate,” “intend,” “project” and similar words or expressions which, by their nature, refer to future events.

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

Overview

The Company was incorporated in Nevada in 1998 under the name Accident Prevention Plus, Inc. In December 2004, the Company filed an amendment to its Articles of Incorporation and thereby changed its name to Transportation Safety Technology, Inc. The name was changed to INCA Designs, Inc. in March 2007.

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

During the three months ended March 31, 2005, the Company and its wholly owned subsidiaries International Purchasing Services, NY, Inc. and Accident Prevention Plus, LLC ceased operations and remained inactive until May 21, 2007, when the Company and S2 New York Design Corp., a New York corporation (“S2”) entered into a Securities Exchange Agreement (the “Agreement”) whereby INCA acquired 100% of the issued and outstanding shares of common stock of S2 in exchange for 26,000,000 shares of the Company’s common stock. Also on May 21, 2007, Stacy Josloff (named Chairperson) and Stephanie Hirsch were approved as members of the Board of Directors, while Stacy Josloff was appointed CEO, CFO, and Treasurer and Stephanie Hirsch was appointed President and Secretary. Ms. Josloff and Ms. Hirsch hold similar positions in S2.

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

Recent Events

None.

Results of Operations

The following discussion and analysis sets forth the major factors that affect the Company’s results of operations and financial condition reflected in the unaudited financial statements for the three month period ended March 31, 2008. This discussion and analysis should be read in conjunction with the information contained in our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007, including the audited financial statements and footnotes included therein.

Results of Operations – Comparison of Three Months Ending March 31, 2008 and 2007

For the three-month period ending March 31, 2008, the Company had revenues of $63,079 compared to revenues of $94,392 for the same period in 2007. The Company attributes this decrease in revenue to costs associated with corporate restructure while the Company concentrated on the launch of its retail division by opening two locations in New York City and Miami Beach. With the opening of the retail stores, revenues are anticipated to increase in the upcoming quarters. For the three-month period ending March 31, 2008, the Company had an operating loss totaling $170,098 compared to operating loss of $71,558 for the same period in 2007. This is an increase of $98,540. During the three-month period ending March 31, 2008, general and administration costs totaled $115,113 compared to $98,774 for the same period in 2007. This increase of $16,339 is primarily a result of added costs associated with expansion of the business. Selling expense totaled $9,152 for the three months ending March 31, 2008 compared to $34,939 for the same period in 2007. This decrease of $25,787 is a result of reductions in advertising costs associated with wholesale sales.

Liquidity and Capital Resources

The Company had $5,783 cash on hand as of March 31, 2008. Management of the Company does not believe that its cash on hand and anticipated revenues will be sufficient to fund its operations for the next twelve months. To supplement the aforementioned cash on hand and anticipated revenues, the Company intends to secure addition funding during the next 180 days to insure continuing operations during the next twelve months. In the event the Company is unsuccessful in its efforts to secure additional capital, it would have a material adverse effect on the Company’s results of operations and financial condition.

For the three months ended March 31, 2008, the Company incurred interest expense of $76,090. This amount includes interest expense recorded on notes and loans payables during the period.

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

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 clarifies the principal that fair value should be based on the assumptions that market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. SFAS 157 is effective for financials statements issued for fiscal years beginning after November 15, 2007. The Company is in the process of evaluating SFAS 157 but does not believe it will have a significant effect on its financial position or results of operation.

In February 2007, the FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities Including an Amendment of FASB Statement No. 115 (“SFAS 159”). SFAS 159 permits an entity to choose to measure many financial instruments and certain other items at fair value. SFAS 157 is effective for financials statements issued for fiscal years beginning after November 15, 2007. The Company is in the process of evaluating SFAS 157 but does not believe it will have a significant effect on its financial position or results of operation.

Commitments

We do not have any commitments that are required to be disclosed in tabular form as of March 31, 2008.

Off Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Item 3.	Controls and Procedures.

The disclosure controls and procedures of the Company, as defined in Rule 13a-14(c) and Rule 15d-14(c) under the Securities and Exchange Act of 1934 have been reviewed and evaluated by the Chief Executive Officer and Chief Financial Officer of the Company within 90 days of the filing date of this quarterly report for the three month period ended March 31, 2008, and have concluded that the controls and procedures have been and are effective.

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

Issuer Purchases of Equity Securities

The Company did not repurchase any equity securities during the fiscal quarter ended March 31, 2008.

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

Item 4.	Submission of Matters to a Vote of Security Holders.

During the three month period ending March 31, 2008, there were no matters that were voted upon by the Company’s shareholders.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Exh. No.	Date of Document	Description of Document
3.1	October 28, 1998	Articles of Incorporation (1)

3.2	March 3,1999	Certificate of Amendment to Articles of Incorporation (1)

3.3	October 27, 2004	Certificate of Amendment to Articles of Incorporation (name change to Transportation Safety Technology, Inc.)(2)

3.4	March 9, 2007	Certificate to Accompany Restated Articles (name change to INCA Designs, Inc.)(3)

3.5	May 1, 2007	Certificate of Amendment to Articles of Incorporation (3)

3.6	N/A	Bylaws (3)

21.1	March 28, 2008	List of Subsidiaries (3)

31.1	May 15, 2008	Certification of Chief Executive Officer of Periodic Report pursuant to Rule 13a-14a and Rule 14d-14(a). (*)

31.2	May 15, 2008	Certification of Principal Financial Officer of Periodic Report pursuant to Rule 13a-14a and Rule 15d-14(a). (*)

32.1	May 15, 2008	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350. (*)

32.2	May 15, 2008	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350. (*)

(1)	Previously filed with Form 10B12G filed with the SEC on June 3, 1999.
(2)	Previously filed with the Preliminary Information Statement filed with the SEC on June 18, 2004.
(3)	Previously filed with Form 10KSB for year ended December 31, 2007 filed with the SEC on March 28, 2008.
(*)	Filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 15, 2008	INCA DESIGNS, INC.

	By:	/s/ Stacy Josloff
Stacy Josloff, Chief Executive Officer

	By:	/s/ Stacy Josloff
Stacy Josloff, Chief Financial Officer