Form 10KSB/A
period 2007-12-31
INCA Designs Inc
filed 2008-08-18
CIK 1084702

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-KSB/A

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

Transitional Small Business Disclosure Format:    Yes  ☐    No  ☒

EXPLANATORY NOTE

This Form 10-KSB/A to our Annual Report on Form 10-KSB for the year ended December 31, 2007 is being filed for the purpose of responding to comments received by us from the Staff of the Securities and Exchange Commission with respect to Item 8A(T). This Amendment speaks as of the original filing date of our Annual Report on Form 10-KSB and has not been updated to reflect events occurring subsequent to the original filing date. This amendment does not include the Company’s Financial Statements and accompanying Notes to Financial Statements which were filed in the original filing and remain unchanged.

INTRODUCTORY COMMENT

Throughout this Annual Report on Form 10KSB/A (the “Report”), the terms “we,” “us,” “our,” “INCA,” or “our Company” refers to INCA Designs, Inc., a Nevada corporation, and unless the context indicates otherwise, includes our wholly owned subsidiary and its wholly owned subsidiaries.

ITEM 8A(T). CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Based on an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) required by paragraph (b) of Rule 13a-15 or Rule 15d-15, as of December 31, 2007, our Chief Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were effective.

Management’s Annual Report on Internal Control over Financial Reporting

We are responsible for establishing and maintaining adequate internal control over our financial reporting. As defined by the Securities and Exchange Commission (“SEC”), internal control over financial reporting is a process designed by, or under the supervision of our principal executive and principal financial officers and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the financial statements in accordance with accounting principles generally accepted in the United States of America. Our internal control over financial reporting includes those policies and procedures that:

(1)	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect our transactions and dispositions of our assets;

(2)	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and board of directors; and

(3)	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements.

In connection with the preparation of our annual financial statements, we have assessed the effectiveness of internal control over financial reporting as of March 28, 2008, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or the COSO Framework. Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of those controls. Based on this evaluation, management has determined that as of March 28, 2008, our internal control over financial reporting was effective.

Attestation Report of the Registered Public Accounting Firm

This report does not include an attestation report of our registered public accounting firm regarding our internal controls over financial reporting. The disclosure contained under this Item 8A(T) was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only the disclosure under this Item 8A(T) in this annual report.

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting during the fourth quarter of the year ended December 31, 2007 that materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

Limitations on the Effectiveness of Controls.

Our disclosure controls and procedures provide Chief Executive Officer and Chief Financial Officer with reasonable assurances that our disclosure controls and procedures will achieve their objectives. However, our management does not expect that our disclosure controls and procedures or our internal control over financial reporting can or will prevent all human error. A control system, no matter how well designed and implemented, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Furthermore, the design of a control system must reflect the fact that there are internal resource constraints, and the benefit of controls must be weighed relative to their corresponding costs. Because of the limitations in all control systems, no evaluation of controls can provide complete assurance that all control issues and instances of error, if any, within our company are detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur due to human error or mistake. Additionally, controls, no matter how well designed, could be circumvented by the individual acts of specific persons within the organization. The design of any system of controls is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated objectives under all potential future conditions.

We are a non-accelerated filer and are required to comply with the internal control reporting and disclosure requirements of Section 404 of the Sarbanes-Oxley Act for fiscal years ending on or after July 15, 2007. Although we are working to comply with these requirements, we have limited financial personnel, making compliance with Section 404—especially with segregation of duty control requirements—very difficult and cost ineffective, if not impossible. While the SEC has indicated it expects to issue supplementary regulations easing the burden of Section 404 requirements for small entities like us, such regulations have not yet been issued.

ITEM 13. EXHIBITS.

Exh. No.	Date of Document	Description of Document
3.1	October 28, 1998	Articles of Incorporation (1)

3.2	March 3, 1999	Certificate of Amendment to Articles of Incorporation (1)

3.3	October 27, 2004	Certificate of Amendment to Articles of Incorporation (name change to Transportation Safety Technology, Inc.) (2)

3.4	March 9, 2007	Certificate to Accompany Restated Articles (name change to INCA Designs, Inc.) (3)

3.5	May 1, 2007	Certificate of Amendment to Articles of Incorporation (3)

3.6	N/A	Bylaws (2)

21.1	March 28, 2008	List of Subsidiaries (3)

31.1	August 18, 2008	Certification of Chief Executive Officer of Periodic Report pursuant to Rule 13a-14a and Rule 14d-14(a). (*)

31.2	August 18, 2008	Certification of Principal Financial Officer of Periodic Report pursuant to Rule 13a-14a and Rule 15d-14(a). (*)

32.1	August 18, 2008	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350. (*)

32.2	August 18, 2008	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350. (*)

(1)	Previously filed with Form 10B12G filed with the SEC on June 3, 1999.
(2)	Previously filed with the Preliminary Information Statement filed with the SEC on June 18, 2004.
(3)	Previously filed with the Form 10KSB for year ended December 31, 2007 filed with the SEC on March 28, 2008.
(*)	Filed herewith.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned.

Title	Name	Date	Signature
Principal Executive Officer	Stacy Josloff	August 18, 2008	/s/ Stacy Josloff

Principal Financial Officer	Stacy Josloff	August 18, 2008	/s/ Stacy Josloff

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Stacy Josloff	Chief Executive Officer and Director	August 18, 2008
Stacy Josloff

By:	/s/ Stacy Josloff	Chief Financial Officer and Director	August 18, 2008
Stacy Josloff

By:	/s/ Stephanie Hirsch	President and Director	August 18, 2008
Stephanie Hirsch