Form 10-Q
period 2008-06-30
INCA Designs Inc
filed 2008-08-19
CIK 1084702

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from              to

Commission File No. 000-26257

INCA DESIGNS, INC.

(Exact Name of Small Business Issuer as Specified in Its Charter)

Nevada	11-3461611
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

976 Lexington Ave., New York, NY 10021	(212) 327-3007
(Address of Principal Executive Offices)	(Issuer’s Telephone Number)

(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS

DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    Yes  ☐    No  ☐

The number of shares outstanding of the Issuer’s Common Stock as of August 19, 2008 was 714,894,814.

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

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

INCA DESIGNS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30, 2008 Unaudited	December 31, 2007 Audited
ASSETS
Current Assets:
Cash	$1,545	$14,172
Accounts receivable, net of allowance for doubtful accounts of $0 at June 30, 2008 and December 31, 2007	7,306	72,662
Inventory	95,101	89,085
Prepaid expenses and other current assets	—	52,905

Total current assets	103,952	228,824

Fixed Assets:
Store equipment	19,497	17,476
Leasehold improvements	21,536	21,536
Construction in progress	107,625	—

	148,658	39,012
Accumulated depreciation	(4,522)	(2,193)

Net fixed assets	144,136	36,819

Other Assets:
Security deposits	58,923	58,923
Lease purchase costs, net of amortization of $14,209 and $6,102 at June 30, 2008 and December 31, 2007 respectively	105,791	113,898

	164,714	172,821

Total assets	$412,802	$438,464

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Notes and loans payable	$1,359,000	$859,000
Convertible notes payable, net of debt discount of $131,019 and $434,958 at June 20, 2008 and December 31, 2007 respectively	768,981	865,042
Related party convertible notes payable, net of debt discount of $649,597 and $0 at June 20, 2008 and December 31, 2007 respectively	2,988	—
Derivative liabilities	66,815	250,697
Accounts payable	250,504	295,654
Accrued expenses and other liabilities	235,310	107,232
Accrued interest	557,831	403,525
Bank overdraft	93,854	—
Due to officers and other related parties	112,536	658,325

Total current liabilities	3,447,819	3,439,475

Commitments and Contingencies	—	—

Stockholders’ Deficit:
Preferred stock - par value $0.0001; 10,000,000 shares authorized;	—	—
no shares issued and outstanding
Common stock - par value $0.0001; 2,500,000,000 shares authorized; 52,309,814 shares issued and outstanding at June 30, 2008 and December 31, 2007	5,231	5,231
Additional paid-in capital	1,330,629	678,044
Accumulated deficit	(4,370,877)	(3,684,286)

Total stockholders’ deficit	(3,035,017)	(3,001,011)

Total liabilities and stockholders’ deficit	$412,802	$438,464

The accompanying footnotes are an integral part of these consolidated financial statements.

INCA DESIGNS INC. AND SUBSIDIARIES

UNAUDITED STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2008 AND 2007

	June 30, 2008		June 30, 2007
	For the Three Months Then Ended	For the Six Months Then Ended	For the Three Months Then Ended	For the Six Months Then Ended
Revenues, net	$48,355	$111,434	$1,895	$96,287
Cost of revenues	17,385	47,971	19,008	49,157

Gross profit	30,970	63,463	(17,113)	47,130

Operating expenses:
General and administrative	193,169	381,574	155,572	256,462
Selling expense	70,807	79,959	192,857	227,796
Depreciation and amortization	6,373	11,407	—	—

Total operating expense	270,349	472,940	348,429	484,258

Operating loss	(239,379)	(409,477)	(365,542)	(437,128)

Other income (expense)
Interest expense	(78,215)	(154,306)	(1,338,817)	(1,347,987)
Amortization of debt discount	(201,694)	(446,463)	(65,084)	(65,084)
Change in derivatives	669,852	323,418	(125,400)	(125,400)
Other income (expense)	(762)	238	1,000	1,000

Total other income (expense)	419,181	(277,113)	(1,528,301)	(1,537,471)

Income (loss) before taxes	179,802	(686,590)	(1,893,843)	(1,974,599)
Provision for income taxes	—	—	—	—

Net income (loss)	$179,802	$(686,590)	$(1,893,843)	$(1,974,599)

Earnings Per Share, Basic and Diluted:
Net income (loss)	$0.00	$(0.01)	$(0.06)	$(0.08)

Weighted Average Number of Shares Outstanding	52,309,814	52,309,814	30,222,844	25,139,662

The accompanying footnotes are an integral part of these financial statements.

INCA DESIGNS INC. AND SUBSIDIARIES

STATEMENT OF STOCKHOLDERS’ DEFICIT

FOR PERIOD FROM JANUARY 1, 2006 THROUGH JUNE 30, 2008

	Common Stock		Additional Paid In	Members’	Accumulated
	Shares	Amount	Capital	Deficit	Deficit	Total
Balance, January 1, 2006	—	$—	$—	$(561,576)	$—	$(561,576)
Founder shares	20,000,000	2,000	—	—	—	2,000
Net loss	—	—	—	(389,466)	(14,579)	(404,045)

Balance, December 31, 2006	20,000,000	2,000	—	(951,042)	(14,579)	(963,621)
Effects of merger and recapitalization pursuant to execution of Security Exchange Agreement	6,246,064	625	—	951,042	(3,334,628)	(2,382,961)
Shares issued in exchange for debt	26,063,750	2,606	678,044	—	—	680,650
Net loss	—	—	—	—	(335,080)	(335,080)

Balance, December 31, 2007	52,309,814	5,231	678,044	—	(3,684,287)	(3,001,012)
Beneficial conversion feature of convertible note	—	—	652,585	—	—	652,585
Net loss	—	—	—	—	(686,590)	(686,590)

Balance, June 30, 2008	52,309,814	$5,231	$1,330,629	$—	$(4,370,877)	$(3,035,017)

The accompanying footnotes are an integral part of these consolidated financial statements.

INCA DESIGNS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

FOR SIX MONTHS ENDED JUNE 30, 2008 AND 2007

	June 30,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVATES
Net loss	$(686,590)	$(1,974,599)
Adjustments to reconcile net loss to net cash flows from operating activities:
Depreciation and amortization expense	10,436	—
Change in fair value of derivative instruments	(323,418)	125,400
Recognition of expense-derivative conversion feature	—	1,255,042
Amortization of debt discount	446,463	65,084
Bad debt expense	(5,850)	(4,950)
Changes in assets and liabilities:
Restricted cash	—	100,000
Accounts receivable	71,206	75,088
Inventory	(6,016)	3,369
Prepaid expenses and other current assets	52,905	(22,364)
Accounts payable	(43,272)	63,319
Accrued interest	154,306	72,066
Bank overdraft	93,854	—
Accrued expenses and other current liabilities	126,199	143,571

Net cash flows used in operating activities	(109,777)	(98,974)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equipment	(2,021)	(364,325)
Construction in progress	(107,625)	—

Net cash flows used in investing activities	(109,646)	(364,325)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from related party loan	106,796	—
Proceeds from convertible notes payable	100,000	675,000

Net cash flows provided by financing activities	206,796	675,000

Increase (decrease) in cash	(12,627)	211,701
Cash, beginning of period	14,172	81,754

Cash, end of period	$1,545	$293,455

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$—	$—

Cash paid for income taxes	$—	$—

The accompanying footnotes are an integral part of these consolidated financial statements.

INCA DESIGNS, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2008

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

Advertising Costs

The Company expenses all advertising costs as incurred. For the six-month periods ended June 30, 2008 and 2007, the Company’s advertising costs were $51,675 and $50,208 respectively.

NOTE B – GOING CONCERN

As of June 30, 2008, the Company had minimal cash, a loss from operations, and was in arrears with trade creditors and payroll taxes. In addition, the Company is in arrears with respect to revised payment arrangements with its bank debt. Should the bank take action against the Company, the results could adversely affect the Company. The foregoing matters raise substantial doubt about the ability of the Company to continue as a going concern.

The financial statements do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should the Company be unable to continue in operation.

NOTE C – NOTES AND LOANS PAYABLE

As of June 30, 2008, the Company has the following loan obligations totaling $1,359,000:

The principal balance on a promissory note with a financial institution totals $484,000. The note carries an interest rate of 9.25% per annum. In August 2002, the Company negotiated a settlement with the financial institution with payment terms of $5,000 per month on the promissory notes. During the period ended June 30, 2008, no payments were made. This obligation is currently in default.

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

INCA DESIGNS, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2008

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

On April 3, 2007, the Company issued a Single Payment Promissory Note to an individual for $100,000 with a maturity date of April 2, 2008. The note accrues interest at a rate of fifteen percent (15%) per annum and is currently in default.

On May 21, 2007, INCA assumed and reissued Convertible Promissory Notes with an effective date of November 20, 2006 to four individuals in the aggregate amount of $500,000 with a due date of May 15, 2007 (the “May 2007 Notes”). The due date of the May 2007 Notes was verbally extended by mutual agreement of the parties to September 30, 2007. The May 2007 Notes were convertible into shares of INCA’s common stock at a forty percent (40%) discount to the market price of the Company’s common stock or $0.50 per share, whichever was lower. The May 2007 Notes contain 4.99% ownership cap provisions. In conjunction with the Notes, the Company issued Warrants to purchase 1,000,000 shares of common stock of INCA for an exercise price of $0.50 per share. The Warrants expire on October 31, 2009. The shares underlying the May 2007 Notes and the Warrants are covered under a registration rights agreement. On June 27, 2008, the Company obtained forbearance letters from the holders agreeing to forbear from exercising conversion rights under the May 2007 Notes at this time in exchange for the Company agreeing to pay the principal and interest due pursuant to the following schedule: (i) interest through the date of the May 2007 Notes through December 31, 2007 is payable on July 21, 2008, (ii) interest from December 31, 2007 through July 31, 2008 is payable on August 15, 2008, (iii) 25% of the principal amount of the May 2007 Notes plus interest is payable on September 15, 2008, (iv) 25% of the principal amount of the May 2007 Notes plus interest is payable on October 15, 2008, (vii) 25% of the principal amount of the May 2007 Notes plus interest is payable on November 15, 2008, and (viii) 25% of the principal amount of the May 2007 Notes plus interest is payable on December 15, 2008. This forbearance expires on December 26, 2008 or on the 11th day after the Company fails to make a required payment under the agreed upon schedule. Further, if the forbearance expires or is in default and a balance still remains payable under the May 2007 Notes, the note holders may immediately convert the remaining principal and interest at the fixed conversion rate of $.001 per share. The Company is currently in default under the forbearance letters as it has not paid the first payment as outlined.

NOTE D – CONVERTIBLE PROMISSORY NOTES

As of June 30, 2008, the Company had the following convertible debt obligations:

On June 20, 2007, INCA issued Convertible Promissory Notes to two entities for an aggregate of $400,000 with a due date of June 20, 2008 (the “June 2007 Notes”). The June 2007 Notes were convertible into shares of INCA’s common stock at a forty percent (40%) discount to the market price of the Company’s stock or $0.50 per share, whichever is lower. The June 2007 Notes contain 4.99% ownership cap provisions. The shares underlying the June 2007 Notes are covered under a registration rights agreement. In December 2007, the Company made $20,000 payments towards principle on each of the June 2007 Notes. On July 1, 2008, the Company obtained forbearance letters from the holders agreeing to (i) currently exercise rights to convert only $320,000 of the debt, (ii) forbear from exercising conversion rights under the remaining principal balance in the aggregate of $40,000, (iii) forfeit rights to collect default interest, and (iv) not exercise the rights granted upon an event of default as defined in the June 2007 Notes. This forbearance expires on December 26, 2008 or on the 11th day from the date the Company is required to deliver shares upon conversion to the note holders and/or their designees.

INCA DESIGNS, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2008

On October 2, 2007, INCA issued Convertible Promissory Notes to two entities for $500,000 with a due date of October 1, 2008 (the “October 2007 Notes”). The October 2007 Notes are convertible into shares of INCA’s common stock at a forty percent discount to the market price of the Company’s stock or $0.50 per share, whichever is lower. The October 2007 Notes called for principle payments of $100,000 each of October 2, October 18, November 12, and December 7, 2007 and January 10, 2008. The October 2007 Notes contain 4.99% ownership cap provisions. The shares underlying the Notes are covered under a registration rights agreement. In December 2007, the Company made $50,000 payments to each of the entities towards principal. On July 1, 2008, the Company agreed to reduce the conversion price to a fixed conversion price of $.001 per share and in exchange obtained forbearance letters from the holders agreeing to (i) forbear from exercising conversion rights under the remaining principal balance in the aggregate of $400,000, (ii) forfeit rights to collect default interest, and (iii) not exercise the rights granted to upon an event of default as defined in the convertible note. This forbearance expires on December 26, 2008 or on the 11th day from the date the Company is required to deliver shares upon conversion to the note holders and/or their designees.

On November 28, 2007, INCA issued Convertible Promissory Notes to two entities for $140,000 with a due date of November 28, 2008 (the November 2007 Notes). The November 2007 Notes are convertible into shares of INCA’s common stock at a forty percent discount to the market price of the Company’s stock or $0.50 per share, whichever is lower. The November 2007 Notes contain 4.99% ownership cap provisions. The shares underlying the November 2007 Notes are covered under a registration rights agreement. On July 1, 2008, the Company agreed to reduce the conversion price to a fixed conversion price of $.001 per share and in exchange obtained forbearance letters from the holders agreeing to (i) forbear from exercising conversion rights under the remaining principal balance in the aggregate of $140,000, (ii) forfeit rights to collect default interest, and (iii) not exercise the rights granted to upon an event of default as defined in the convertible note. This forbearance expires on December 26, 2008 or on the 11th day from the date the Company is required to deliver shares upon conversion to the note holders and/or their designees.

Convertible Promissory Notes	$900,000
Debt Discount	(131,019)

Convertible Promissory Notes, net of discount	$768,981

Amortization of the debt discount totaled $443,475 and $65,084 for the six month periods ended June 30, 2008 and 2007 respectively.

NOTE E – RELATED PARTY CONVERTIBLE DEBT

On June 25, 2008, INCA issued a Convertible Note to Stacy Josloff (“Josloff”), its Chief Executive Officer and Chief Financial Officer, for $652,585 with a due date of July 1, 2009 (the “June 2008 Note”). The June 2008 Note is convertible into restricted shares of the Company’s Common Stock at any time after the date of issuance at a fixed conversion price of $.001 per share.

INCA DESIGNS, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2008

Unamortized debt discount at June 30, 2008 totaled $649,597. Amortization of debt discount totaled $2,988 for the six month periods ended June 30, 2008.

INCA DESIGNS, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2008

NOTE F – DUE TO OFFICERS AND OTHER RELATED PARTIES

Amounts due to officers and other related parties consisted of the following:

	June 30, 2008	December 31, 2007
Advances from officer	$11,751	$596,525
Advances from related party	100,785	61,800

TOTAL	$112,536	$658,325

The amounts are non-interest bearing and have no stated terms of repayment.

NOTE G – ACCRUED EXPENSES AND OTHER LIABILITIES

Accrued expenses and other liabilities consist of the following:

	June 30, 2008	December 31, 2007
Advances	$98,900	$-0-
Loans (non-interest bearing)	81,756	81,756
Payroll taxes	18,225	18,225
Accrued expense-other	12,707	-0-
Customer deposits and store credits	23,722	7,251

TOTAL	$235,310	$107,232

NOTE H – DERIVATIVES

In accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” and EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”, the conversion features associated with the convertible debentures are variable and contain an embedded derivative that requires bifurcation from their hosts contacts. The company has recognized the embedded derivatives as a liability at the date the debentures were issued. As of June 30, 2008, the change in the fair value of the derivatives resulted in an accounting gain of $323,418. The unamortized portion of the debt discount related to the derivatives was $131,019 at June 30, 2008. As of June 30, 2008, the fair value of the derivative liabilities was $66,815.

INCA DESIGNS, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2008

NOTE I – COMMITMENTS AND CONTINGENCIES

Litigation

Other than outlined below, management is not aware of any other legal proceedings contemplated by any governmental authority or other party involving the Company or its properties. No director, officer or affiliate of the Company is (i) a party adverse to the Company in any legal proceedings, or (ii) has an adverse interest to the Company in any legal proceedings. Management is not aware of any other legal proceedings pending or that have been threatened against the Company or its properties. As of June 30, 2008, the Company owes approximately $18,000 in payroll taxes originating in periods prior to 1999. Federal and state tax liens have been filed against the Company in connection with unpaid payroll taxes. Although the Internal Revenue Service and the Employment Commission of the State of New York have filed liens against the Company as a result of unpaid payroll taxes, these governmental entities have not initiated legal proceedings against the Company to seize the Company’s assets to pay such taxes.

NOTE I – SUBSEQUENT EVENTS

On July 1, 2008, Josloff sold $171,293.50 of her $652,585 note to Stephanie Hirsch (“Hirsch”), President of the Company. Subsequently, Josloff exercised her right to convert a portion of the Note by submitting a Notice of Conversion to the Company to convert $171,293.50 and the Company issued her 171,293,500 restricted shares of Common Stock.

On July 1, 2008, Hirsch exercised her right to convert the $171,293.50 note she acquired from Josloff by submitting a Notice of Conversion to the Company and the Company issued her 171,293,500 restricted shares of Common Stock.

On July 1, 2008, the Company converted $320,000 of debt owned by various individuals and entities into 320,000,000 shares of Common Stock of the Company at a fixed conversion price of $.001 per share.

On June 27, 2008, the Company’s Board of Directors approved an amendment to the Company’s Articles of Incorporation to increase the number of authorized shares of common stock to 2,500,000,000. The Company established the record date for those shareholders entitled to vote on the matter as July 2, 2008. A majority of the Company’s shareholder approved the amendment by written action. The Company mailed notice to its shareholders of the action and will file the appropriate documentation with the Nevada Department of State to effect the change.

Item 2.	Management’s Discussion and Analysis or Plan of Operation

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

Recent Events

On various dates from May 2004 through May 2008, Stacy Josloff (“Josloff”), Chief Executive Officer of INCA Designs, Inc. (the “Company”), loaned an aggregate of $652,585 to the Company. On June 25, 2008, the Company issued a Convertible Note (the “Note”) to Josloff for $652,585 bearing interest at the rate of ten percent (10%) per annum with a maturity date of July 1, 2009. The Note is convertible into restricted shares of the Company’s Common Stock (the “Common Stock”) at any time after the date of issuance at a fixed conversion price of $.001 per share.

The Company recently began negotiations with a new funding source for a capital infusion of approximately $1.2 million through a private placement of its Common Stock. A prerequisite for the funding is that the Company must first reduce its debt. In order to reduce its debt and proceed with the negotiations and funding, the Company’s Board of Directors approved a reduction in the conversion rate on its outstanding convertible notes from a variable conversion rate to a fixed conversion rate of $.001 per share.

After informing the convertible note holders of this reduction in conversion rate, the Company obtained forbearance letters from the holders of an aggregate of $900,000 in convertible notes agreeing that they (i) would currently exercise their rights to convert an aggregate of only $320,000 of debt, (ii) would forbear from exercising their conversion rights under the remaining principal balances in the aggregate of $580,000, (iii) would forfeit their rights to collect default interest, and (iv) would not exercise the rights granted to them upon an event of default as defined in their convertible notes. The forbearance by these note holders expires on December 26, 2008 or on the 11th day from the date the Company is required to deliver shares upon conversion to the note holder and/or their designees.

Additionally, the Company obtained forbearance letters from the holders of an aggregate of $500,000 in convertible notes agreeing to forbear from exercising conversion rights under the Note at this time in exchange for the Company agreeing to pay the principal and interest due pursuant to the following schedule: (i) interest through the date of the notes through December 31, 2007 is payable on July 21, 2008, (ii) interest from December 31, 2007 through July 31, 2008 is payable on August 15, 2008, (iii) 25% of the principal amount of the note plus interest is payable on September 15, 2008, (iv) 25% of the principal amount of the note plus interest is payable on October 15, 2008, (vii) 25% of the principal amount of the note plus interest is payable on November 15, 2008, and (viii) 25% of the principal amount of the note plus interest is payable on December 15, 2008. The forbearance by the note holders expires on December 26, 2008 or on the 11th day after the Company fails to make a required payment under the agreed upon schedule. Further, if the forbearance expires and a balance still remains payable under the notes, the note holders may immediately convert the remaining principal and interest at the fixed conversion rate of $.001 per share. The Company is currently in default under the forbearance letters as it has not paid the first payment as outlined.

On July 1, 2008, Josloff sold $171,293.50 of her $652,585 note to Stephanie Hirsch (“Hirsch”), President of the Company. Subsequently, Josloff exercised her right to convert a portion of the Note by submitting a Notice of Conversion to the Company to convert $171,293.50 and the Company issued her 171,293,500 restricted shares of Common Stock.

On July 1, 2008, Hirsch exercised her right to convert the $171,293.50 note she acquired from Josloff by submitting a Notice of Conversion to the Company and the Company issued her 171,293,500 restricted shares of Common Stock.

On July 1, 2008, the Company converted $320,000 of debt owned by various individuals and entities into 320,000,000 shares of Common Stock of the Company at a fixed conversion price of $.001 per share.

On June 27, 2008, the Company’s Board of Directors approved an amendment to the Company’s Articles of Incorporation to increase the number of authorized shares of common stock to 2,500,000,000. The Company will submit the change to a vote of its shareholders and if upheld, will file the appropriate documentation with the Nevada Department of State to effect the change. The Company established the record date for those shareholders entitled to vote on the matter as July 2, 2008. On August 13, 2008, the Company filed a Certificate of Amendment to its Articles of Incorporation to effect the above-mentioned increase in authorized common shares.

Results of Operations

The following discussion and analysis sets forth the major factors that affect the Company’s results of operations and financial condition reflected in the unaudited financial statements for the six month period ended June 30, 2008. This discussion and analysis should be read in conjunction with the information contained in our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007, including the audited financial statements and footnotes included therein.

Results of Operations – Comparison of Three and Six Months Ending June 30, 2008 and 2007

For the three and six month periods ending June 30, 2008, the Company generated revenue of $48,355 and $111,434 respectively, primarily resulting from sales generated by its first retail store that opened in New York City in December 2007. Revenue of $1,895 and $96,287 respectively, generated in the three and six month periods ending June 30, 2007, resulted from wholesale sales activity.

For the three and six month periods ending June 30, 2008, the Company had operating losses totaling $239,379 and $409,477 respectively compared to operating loss of $365,542 and $437,128 for the same periods in 2007, resulting in decreases of $126,163 and $27,651 respectively.

During the three and six month periods ending June 30, 2008, general and administration costs totaled $193,169 and $381,574 respectively compared to $155,572 and $256,462 for the same periods in 2007. The increases of $37,597 and $125,112 are primarily a result of added costs associated with expansion of the business. Selling expense totaled $70,807 and $79,959 respectively for the three and six month periods ending June 30, 2008 compared to $192,857 and $227,796 for the same periods in 2007. The decreases of $122,050 and $147,837 reflect the reductions in advertising and trade show costs associated with wholesale sales while the Company focuses on its retail sales efforts.

Liquidity and Capital Resources

The Company had $1,545 cash on hand as of June 30, 2008. Management of the Company does not believe that its cash on hand and anticipated revenues will be sufficient to fund its operations for the next twelve months. To supplement the aforementioned cash on hand and anticipated revenues, the Company intends to secure additional funding during the next 180 days to insure continuing operations over the next twelve months. In the event the Company is unsuccessful in its efforts to secure additional capital, it would have a material adverse effect on the Company’s results of operations and financial condition.

For the six months ended June 30, 2008, the Company incurred interest expense of $154,306, all of which is related to interest expense accrued on notes and loans payables during the period.

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

Commitments

We do not have any commitments that are required to be disclosed in tabular form as of June 30, 2008.

Off Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Our Company is a smaller reporting company, as defined by Rule 12b-2 of the Exchange Act and, as such, is not required to provide the information required under this item.

Item 4.	Controls and Procedures

Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported, within the time period specified in the SEC’s rules and forms and is accumulated and communicated to management, as appropriate, in order to allow timely decisions in connection with required disclosure.

Evaluation of Disclosure Controls and Procedures

Management has evaluated the effectiveness of the design and operation of our Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15 and 15d-15 under the Exchange Act) as of the end of the period covered by this quarterly report. Based on such evaluation, management has concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the Company’s reports filed under the Exchange Act are recorded, processed, summarized and reported, as and when required.

Changes in Internal Controls

During the six months ended June 30, 2008, there were no significant changes in internal controls of the Company, or other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

There are no material pending legal or governmental proceedings relating to our Company or properties to which we are a party, and to our knowledge, there are no material proceedings to which any of our directors, executive officers or affiliates are a party adverse to us or which have a material interest adverse to us.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

See transactions outlined above in Recent Events.

Issuer Purchases of Equity Securities

The Company did not repurchase any equity securities during the fiscal quarter ended June 30, 2008.

Item 3.	Defaults upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

During the six month period ending June 30, 2008, there were no matters that were voted upon by the Company’s shareholders.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exh. No.	Date of Document	Description of Document
3.1	October 28, 1998	Articles of Incorporation (1)

3.2	March 3,1999	Certificate of Amendment to Articles of Incorporation (1)

3.3	October 27, 2004	Certificate of Amendment to Articles of Incorporation (name change to Transportation Safety Technology, Inc.)(2)

3.4	March 9, 2007	Certificate to Accompany Restated Articles (name change to INCA Designs, Inc.)(3)

3.5	May 1, 2007	Certificate of Amendment to Articles of Incorporation (3)

3.6	August 13, 2008	Certificate of Amendment to Articles of Incorporation (*)

3.7	N/A	Bylaws (3)

10.0	June 25, 2008	Convertible Note for $652,585 issued to Stacy Josloff (4)

21.1	March 28, 2008	List of Subsidiaries (3)

31.1	August 19, 2008	Certification of Chief Executive Officer of Periodic Report pursuant to Rule 13a-14a and Rule 14d-14(a) (*)

31.2	August 19, 2008	Certification of Principal Financial Officer of Periodic Report pursuant to Rule 13a-14a and Rule 15d-14(a) (*)

32.1	August 19, 2008	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 (*)

32.2	August 19, 2008	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 (*)

(1)	Previously filed with Form 10B12G filed with the SEC on June 3, 1999.
(2)	Previously filed with the Preliminary Information Statement filed with the SEC on June 18, 2004.
(3)	Previously filed with Form 10KSB for year ended December 31, 2007 filed with the SEC on March 28, 2008.
(4)	Previously filed with Form 8K filed with the SEC on July 2, 2008.
(*)	Filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 19, 2008	INCA DESIGNS, INC.

	By:	/s/ Stacy Josloff
Stacy Josloff, Chief Executive Officer

	By:	/s/ Stacy Josloff
Stacy Josloff, Chief Financial Officer