Form 10KSB/A
period 2007-12-31
INCA Designs Inc
filed 2008-09-23
CIK 1084702

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-KSB/A

Amendment No. 2

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

Transitional Small Business Disclosure Format:    Yes  ☐    No  ☒

(REMAINDER OF PAGE INTENTIONALLY LEFT BLANK)

EXPLANATORY NOTE

This Form 10-KSB/A (Amendment No. 2) to our Annual Report on Form 10-KSB for the year ended December 31, 2007 is being filed for the purpose of responding to comments received by us from the Staff of the Securities and Exchange Commission with respect to Item 8A(T). This Amendment speaks as of the original filing date of our Annual Report on Form 10-KSB and has not been updated to reflect events occurring subsequent to the original filing date. This amendment does not include the Company’s Financial Statements and accompanying Notes to Financial Statements which were filed in the original filing and remain unchanged.

INTRODUCTORY COMMENT

Throughout this Annual Report on Form 10KSB/A (the “Report”), the terms “we,” “us,” “our,” “INCA,” or “our Company” refers to INCA Designs, Inc., a Nevada corporation, and unless the context indicates otherwise, includes our wholly owned subsidiary and its wholly owned subsidiaries.

(Remainder of this page left intentionally blank.)

ITEM 8A(T).	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

The Company’s management carried out an evaluation, under the supervision and with the participation of the Company’s Chairman of the Board of Directors and Chief Financial Officer, its principal executive officer and principal financial officer, respectively of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2007, pursuant to Exchange Act Rule 13a-15. Such disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company is accumulated and communicated to the appropriate management on a basis that permits timely decisions regarding disclosure. Based upon that evaluation, the Company’s Chairman of the Board of Directors and Chief Financial Officer concluded that the Company’s disclosure controls and procedures as of December 31, 2007 were not effective.

Management’s Report on Internal Control Over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The Company’s internal control over financial reporting includes those policies and procedures that:

☐	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;

☐	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

☐	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In connection with the preparation of our annual financial statements, we have assessed the effectiveness of internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or the COSO Framework. Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of those controls. Based on this evaluation, management has determined that as of December 31,2007, there were material weaknesses in our internal control over financial reporting. The material weaknesses identified during management’s assessment were (i) a lack of sufficient internal accounting expertise to provide reasonable assurance that our financial statements and notes thereto, are prepared in accordance with generally accepted accounting principles (GAAP) and (ii) a lack of segregation of duties to ensure adequate review of financial statement preparation. In light of these material weaknesses, management has concluded that, as of December 31, 2007, we did not maintain effective internal control over financial reporting. As defined by the Public Company Accounting Oversight Board Auditing Standard No. 5, a material weakness is a deficiency or a combination of deficiencies, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected. In order to ensure the effectiveness of our disclosure controls in the future we intend on adding financial staff resources to our accounting and finance department.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting during the fourth quarter of the year ended December 31, 2007 that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

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

ITEM 13.	EXHIBITS.

Exh. No.	Date of Document	Description of Document
3.1	October 28, 1998	Articles of Incorporation (1)

3.2	March 3,1999	Certificate of Amendment to Articles of Incorporation (1)

3.3	October 27, 2004	Certificate of Amendment to Articles of Incorporation (name change to Transportation Safety Technology, Inc.)(2)

3.4	March 9, 2007	Certificate to Accompany Restated Articles (name change to INCA Designs, Inc.)(3)

3.5	May 1, 2007	Certificate of Amendment to Articles of Incorporation (3)

3.6	N/A	Bylaws (2)

21.1	March 28, 2008	List of Subsidiaries (3)

31.1	September 23, 2008	Certification of Chief Executive Officer of Periodic Report pursuant to Rule 13a-14a and Rule 14d-14(a). (*)

31.2	September 23, 2008	Certification of Principal Financial Officer of Periodic Report pursuant to Rule 13a-14a and Rule 15d-14(a). (*)

32.1	September 23, 2008	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350. (*)

32.2	September 23, 2008	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350. (*)

(1)	Previously filed with Form 10B12G filed with the SEC on June 3, 1999.
(2)	Previously filed with the Preliminary Information Statement filed with the SEC on June 18, 2004.
(3)	Previously filed with the Form 10KSB for year ended December 31, 2007 filed with the SEC on March 28, 2008.
(*)	Filed herewith.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned.

Title	Name	Date	Signature
Principal Executive Officer	Stacy Josloff	September 23, 2008	/s/ Stacy Josloff

Principal Financial Officer	Stacy Josloff	September 23, 2008	/s/ Stacy Josloff

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Stacy Josloff	Chief Executive Officer and Director	September 23, 2008
Stacy Josloff

By:	/s/ Stacy Josloff	Chief Financial Officer and Director	September 23, 2008
Stacy Josloff

By:	/s/ Stephanie Hirsch	President and Director	September 23, 2008
Stephanie Hirsch