Form 10-Q/A
period 2008-06-30
INCA Designs Inc
filed 2008-10-08
CIK 1084702

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

EXPLANATORY NOTE

This Form 10-Q/A (Amendment No. 1) to our Quarterly Report on Form 10-Q for the period ended June 30, 2008 is being filed for the purpose of responding to comments received by us from the Staff of the Securities and Exchange Commission with respect to Exhibits 31.1 and 31.2. This Amendment speaks as of the original filing date of our Quarterly Report on Form 10-Q and has not been updated to reflect events occurring subsequent to the original filing date. This amendment does not include the Company’s Financial Statements and accompanying Notes to Financial Statements which were filed in the original filing and remain unchanged.

Item 6.	Exhibits

Exh. No.	Date of Document	Description of Document
3.1	October 28, 1998	Articles of Incorporation (1)

3.2	March 3,1999	Certificate of Amendment to Articles of Incorporation (1)

3.3	October 27, 2004	Certificate of Amendment to Articles of Incorporation (name change to Transportation Safety Technology, Inc.)(2)

3.4	March 9, 2007	Certificate to Accompany Restated Articles (name change to INCA Designs, Inc.)(3)

3.5	May 1, 2007	Certificate of Amendment to Articles of Incorporation (3)

3.6	August 13, 2008	Certificate of Amendment to Articles of Incorporation (5)

3.7	N/A	Bylaws (3)

10.0	June 25, 2008	Convertible Note for $652,585 issued to Stacy Josloff (4)

21.1	March 28, 2008	List of Subsidiaries (3)

31.1	October 8, 2008	Certification of Chief Executive Officer of Periodic Report pursuant to Rule 13a-14a and Rule 14d-14(a) (*)

31.2	October 8, 2008	Certification of Principal Financial Officer of Periodic Report pursuant to Rule 13a-14a and Rule 15d-14(a) (*)

32.1	October 8, 2008	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 (*)

32.2	October 8, 2008	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 (*)

(1)	Previously filed with Form 10B12G filed with the SEC on June 3, 1999.
(2)	Previously filed with the Preliminary Information Statement filed with the SEC on June 18, 2004.
(3)	Previously filed with Form 10KSB for year ended December 31, 2007 filed with the SEC on March 28, 2008.
(4)	Previously filed with Form 8K filed with the SEC on July 2, 2008.
(5)	Previously filed with Form 10Q filed with the SEC on August 19, 2008.
(*)	Filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: October 8, 2008	INCA DESIGNS, INC.

	By:	/s/ Stacy Josloff
Stacy Josloff, Chief Executive Officer

	By:	/s/ Stacy Josloff
Stacy Josloff, Chief Financial Officer