Form 10-Q
period 2008-09-30
INCA Designs Inc
filed 2010-07-09
CIK 1084702

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from              to

Commission File No. 000-26257

INCA DESIGNS, INC.

(Exact Name of Registrant as Specified in Its Charter)

Nevada	11-3461611
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

2317 Collins Avenue, Miami Beach, FL 33139	(305) 673-9170
(Address of Principal Executive Offices)	(Issuer’s Telephone Number)

976 Lexington Avenue, New York, NY 10021

(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No   ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒

The number of shares outstanding of the Issuer’s Common Stock as of July 9, 2010 was 714,894,814.

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

In the opinion of management, the accompanying unaudited financial statements included in this Form 10-Q reflect all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the results of operations for the periods presented. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.

INCA DESIGNS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30, 2008 Unaudited	December 31, 2007
ASSETS
Current Assets:
Cash	$2,934	$14,172
Accounts receivable, net of allowance for doubtful accounts of $0 at September 30, 2008 and December 31, 2007	6,178	72,662
Inventory	85,832	89,085
Other current assets	—	52,905

Total current assets	94,944	228,824

Fixed Assets:
Store equipment	19,497	17,476
Leasehold improvements	21,536	21,536
Construction in progress	204,418	—

	245,451	39,012
Accumulated depreciation	(6,003)	(2,193)

Net fixed assets	239,448	36,819

Other Assets:
Security deposits	58,923	58,923
Lease purchase costs, net of amortization of $18,307 and $6,102 at September 30, 2008 and December 31, 2007, respectively	101,693	113,898

	160,616	172,821

Total assets	$495,008	$438,464

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Convertible notes payable, net of debt discount of $198,370 and $434,958 at September 30, 2008 and December 31, 2007, respectively	$1,131,630	$865,042
Notes and loans payable	859,000	859,000
Related party convertible notes payable, net of debt discount of $229,513 and $0 at September 30, 2008 and December 31, 2007, respectively	80,487	—
Derivative liabilities	—	250,697
Accounts payable	234,107	295,654
Accrued expenses and other liabilities	259,497	107,232
Accrued interest	648,038	403,525
Due to officer and related parties	248,752	658,325

Total current liabilities	3,461,511	3,439,475

Commitments and Contingencies	—	—
Stockholders’ Deficit:
Preferred stock - par value $0.0001; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock - par value $0.0001; 2,500,000,000 shares authorized; 714,894,814 and 52,309,814 shares issued and outstanding at September 30, 2008 and December 31, 2007, respectively	71,489	5,231
Additional paid-in capital	2,981,186	678,044
Accumulated deficit	(6,019,178)	(3,684,286)

Total stockholders’ deficit	(2,966,503)	(3,001,011)

Total liabilities and stockholders’ deficit	$495,008	$438,464

The accompanying footnotes are an integral part of these consolidated financial statements.

INCA DESIGNS INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007

	September 30, 2008		September 30, 2007
	For the Three Months Then Ended	For the Nine Months Then Ended	For the Three Months Then Ended	For the Nine Months Then Ended
Revenues, net	$19,066	$130,500	$—	$96,287
Cost of revenues	5,326	53,297	—	49,157

Gross profit	13,740	77,203	—	47,130

Operating expenses:
General and administrative	205,232	586,806	245,099	501,561
Selling expense	21,846	101,805	116,469	344,265
Depreciation and amortization	4,608	16,015	2,490	2,490

Total operating expense	231,686	704,626	364,058	848,316

Operating income (loss)	(217,946)	(627,423)	(364,058)	(801,186)

Other income (expense)
Interest expense	(90,208)	(244,513)	(104,178)	(1,452,165)
Amortization of debt discount	(1,340,148)	(1,786,612)	(209,916)	(275,000)
Change in derivatives	—	323,418	522,000	396,600
Debt extinguishment	—	—	154,789	154,789
Other income	—	238	—	1,000

Total other income (expense)	(1,430,356)	(1,707,469)	362,695	(1,174,776)

Income (loss) before taxes	(1,648,302)	(2,334,892)	(1,363)	(1,975,962)
Provision for income taxes	—	—	—	—

Net income (loss)	$(1,648,302)	$(2,334,892)	$(1,363)	$(1,975,962)

Earnings Per Share, Basic and Diluted:
Net income (loss)	$(0.00)	$(0.01)	$(0.00)	$(0.06)

Weighted Average Number of Shares Outstanding	707,692,803	272,365,416	52,309,814	34,295,904

The accompanying footnotes are an integral part of these consolidated financial statements.

INCA DESIGNS INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

FOR THE PERIOD FROM JANUARY 1, 2007 THROUGH SEPTEMBER 30, 2008

	Common Stock		Additional Paid In Capital	Members’ Deficit	Accumulated Deficit	Total
	Shares	Amount
Balance, January 1, 2007	20,000,000	$2,000	$—	$(951,042)	$(14,578)	$(963,620)
Effects of merger and recapitalization pursuant to execution of Security Exchange Agreement	6,246,064	625	—	951,042	(3,334,628)	(2,382,961)
Shares issued in exchange for debt	26,063,750	2,606	678,044	—	—	680,650
Net loss	—	—	—	—	(335,080)	(335,080)

Balance, December 31, 2007	52,309,814	5,231	678,044	—	(3,684,286)	(3,001,011)
Shares issued for debt conversion	662,585,000	66,258	596,327	—	—	662,585
Extinguishment of derivative liabilities	—	—	66,815	—	—	66,815
Beneficial conversion feature of convertible note	—	—	1,640,000	—	—	1,640,000
Net loss	—	—	—	—	(2,334,892)	(2,334,892)

Balance, September 30, 2008	714,894,814	$71,489	$2,981,186	$—	$(6,019,178)	$(2,966,503)

The accompanying footnotes are an integral part of these consolidated financial statements.

INCA DESIGNS, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007

	September 30,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,334,892)	$(1,975,962)
Adjustments to reconcile net loss to net cash flows from operating activities:
Depreciation and amortization expense	16,015	2,490
Change in fair value of derivative instruments	(323,418)	(396,600)
Recognition of expense-derivative conversion feature	—	1,255,042
Amortization of debt discount	1,786,612	275,000
Extinguishment of debt	—	(154,789)
Bad debt expense	(5,850)	(4,950)
Changes in assets and liabilities:
Restricted cash	—	100,000
Accounts receivable	72,334	77,392
Inventory	3,253	(106,358)
Prepaid expenses and other current assets	52,905	(121,905)
Accounts payable	(61,547)	160,695
Accrued interest	244,513	199,095
Accrued expenses and other current liabilities	291,853	213,897

Net cash flows used in operating activities	(258,222)	(476,953)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equipment	(2,021)	(17,476)
Construction in progress	(204,418)	—
Lease purchase costs	—	(120,000)
Issuance of loan receivable, net	—	(142,325)

Net cash flows used in investing activities	(206,439)	(279,801)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from related party loan	103,423	—
Proceeds from convertible notes payable	350,000	675,000

Net cash flows provided by financing activities	453,423	675,000

Decrease in cash	(11,238)	(81,754)
Cash, beginning of period	14,172	81,754

Cash, end of period	$2,934	$—

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$—	$—

Cash paid for income taxes	$—	$—

SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING ACTIVITIES:
Conversion of notes payable into common stock	$662,585	$680,650

The accompanying footnotes are an integral part of these consolidated financial statements.

INCA DESIGNS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2008

NOTE A – THE COMPANY

INCA Designs, Inc. and Subsidiaries (the “Company”) was formed in Nevada in 1998 under the name of Accident Prevention Plus, Inc. In December 2004, the Company changed its name to Transportation Safety Technology, Inc. In March 2007 the Company changed its name to INCA Designs, Inc.

The Company designs, contracts for the manufacture of, and retails comprehensive collections of resort wear, swimwear and accessories for the upscale designer market.

NOTE B – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intra-company accounts and transactions have been eliminated in consolidation.

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

Cash and Cash Equivalents

For purposes of the Statements of Cash Flows, the Company considers amounts held by financial institutions and short-term investments with an original maturity of 90 days or less to be cash and cash equivalents. The Company periodically deposits cash with financial institutions in excess of the maximum federal insurance limits (FDIC) of $250,000 per bank.

Trade Accounts Receivable

Trade accounts receivable are customer obligations due under normal trade terms. The Company provides an allowance for doubtful accounts, which is based upon a review of outstanding receivables, historical collection information and existing economic conditions. Normal trade accounts receivable are due 30 days from invoice date and considered past due after that. At September 30, 2008 there were no past due trade accounts receivable and therefore no allowance for doubtful accounts was provided. Trade accounts receivable past due more than 90 days are considered delinquent. Delinquent receivables are written off based on individual credit evaluations, results of collection efforts, and specific circumstances of the customer. Recoveries of accounts previously written off are recorded as reductions of bad debt expense when received.

Inventories

Inventory is stated at the lower of cost (First-In, First-Out (“FIFO”) method) or market. Inventories consist primarily of finished goods.

INCA DESIGNS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

SEPTEMBER 30, 2008

NOTE B – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Fair Value of Financial Instruments

The carrying amounts reported in the consolidated balance sheets as of September 30, 2008 and December 31, 2007 for cash, accounts receivable, inventories, prepaid expenses and other current assets, accounts payable and accrued expenses and other current liabilities approximate the fair value because of the immediate or short-term maturity of these financial instruments. The fair value of long-term debt and capital lease obligations approximates its carrying value at the stated or discounted rate of the debt to reflect recent market conditions.

Income Taxes

Income taxes are provided for the tax effect of transactions reported in the financial statements and consist of taxes currently due plus deferred taxes related primarily to differences for financial and income tax reporting related to net operating losses that are available to offset future federal and state income taxes. The deferred tax assets and liabilities represent the future tax consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled.

Revenue Recognition

Revenue from product sales is recognized when the product has been shipped and collectibility is reasonably assured. Revenue recognized from these sales is net of applicable provisions for refunds, discounts and allowances.

Earnings Per Share

The Company calculates earnings per share (“EPS”) in accordance with ASC 260, “Earnings Per Share”, which requires the computation and disclosure of two EPS amounts, basic and diluted. Basic EPS is computed based on the weighted average number of shares of common stock outstanding during the period. Diluted EPS is computed based on the weighted average number of common shares outstanding plus all potentially dilutive common shares outstanding during the period. Such potential dilutive common shares consist of stock options, non-vested shares (restricted stock) and warrants. Potential common shares that have an anti-dilutive effect totaling 1,640,000,000 are excluded from the diluted earnings per share.

INCA DESIGNS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

SEPTEMBER 30, 2008

NOTE B – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Stock Based Compensation

The Company follows the requirements of ASC 718-10, Share Based Payments with regard to stock-based compensation issued to employees. The Company has various employment agreements and consulting arrangements that call for stock to be awarded to the employees and consultants at various times as compensation and periodic bonuses. The expense for this stock based compensation is equal to the fair value of the stock that was determined by using the closing trading price on the day the stock was awarded multiplied by the number of shares awarded.

Debt Discounts

Costs incurred with parties who are providing long-term financing, which include the intrinsic value of beneficial conversion features associated with the underlying debt, are reflected as a debt discount. These discounts are generally amortized over the life of the related debt. Amortization expense is included in interest expense on the Unaudited Consolidated Statement of Operations. Amortization of debt discounts for the nine months ended September 30, 2008 and 2007 was $1,786,612 and $275,000 respectively. The Company has unamortized debt discount at September 30, 2008 and December 31, 2007 totaling $427,883 and $434,958, respectively.

Shipping and Handling Costs

The Company expenses all shipping and handling costs as incurred. These costs are included in operating expense.

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

Recently Issued Accounting Pronouncements

In October 2009, the FASB issued ASU 2009-13, Multiple-Deliverable Revenue Arrangements, (amendments to FASB ASC Topic 605, Revenue Recognition) (“ASU 2009-13”). ASU 2009-13 requires entities to allocate revenue in an arrangement using estimated selling prices of the delivered goods and services based on a selling price hierarchy. The amendments eliminate the residual method of revenue allocation and require revenue to be allocated using the relative selling price method. ASU 2009-13 should be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with early adoption permitted. The Company does not expect adoption of ASU 2009-13 to have a material impact on the Company’s results of operations or financial condition.

INCA DESIGNS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

SEPTEMBER 30, 2008

NOTE B – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

In April 2010, the FASB issue ASU 2010-17, Revenue Recognition – Milestone Method (“ASU 2010-17”). ASU 2010-17 provides guidance on the criteria that should be met for determining whether the milestone method of revenue recognition is appropriate. A vendor can recognize consideration that is contingent upon achievement of a milestone in its entirety as revenue in the period in which the milestone is achieved only if the milestone meets all criteria to be considered substantive. The following criteria must be met for a milestone to be considered substantive. The consideration earned by achieving the milestone should (1) be commensurate with either the level of effort required to achieve the milestone or the enhancement of the value of the item delivered as a result of a specific outcome resulting from the vendor’s performance to achieve the milestone; (2) related solely to past performance; and (3) be reasonable relative to all deliverables and payment terms in the arrangement. No bifurcation of an individual milestone is allowed and there can be more than one milestone in an arrangement. Accordingly, an arrangement may contain both substantive and nonsubstantive milestones. ASU 2010-17 is effective on a prospective basis for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010. Management is currently evaluating the potential impact of ASU 2010-17 on our financial statements.

Management does not believe there would have been a material effect on the accompanying financial statements had any other recently issued, but not yet effective, accounting standards been adopted in the current period.

Going Concern

As of September 30, 2008, the Company had minimal cash, a loss from operations, was in default of certain convertible debt obligations and was in arrears with trade creditors and payroll taxes. In addition, the Company was in arrears with respect to revised payment arrangements with its bank debt. Should the bank take action against the Company the results could adversely affect the Company. The foregoing matters raise substantial doubt about the ability of the Company to continue as a going concern.

The financial statements do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should the Company be unable to continue in operation.

NOTE C – STOCKHOLDERS’ EQUITY

Preferred Stock

At September 30, 2008, the Company had 10,000,000 shares of Preferred Stock, par value $0.0001 authorized and none outstanding. The rights, limitations and preferences of the Preferred Stock can be designated by the Company’s Board of Directors.

Common Stock

At September 30, 2008, the Company had 2,500,000,000 shares of Common Stock, $0.0001 par value authorized, with 714,894,814 shares of Common Stock issued and outstanding.

INCA DESIGNS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

SEPTEMBER 30, 2008

NOTE C – STOCKHOLDERS’ EQUITY (continued)

On June 27, 2008, the Company’s Board of Directors approved an amendment to the Company’s Articles of Incorporation to increase the number of authorized shares of Common Stock to 2,500,000,000.

On July 1, 2008, Stacy Josloff, (“Josloff”), the Company’s Chief Executive Officer, Chief Financial Officer, and Treasurer converted $171,293 of her outstanding promissory note with the Company in exchange for 171,292,500 shares of the Company’s Common Stock. Also on July 1, 2008, Josloff sold $171,293 of her outstanding promissory note to Stephanie Hirsch, the Company’s President and Secretary (“Hirsch”), at which time Hirsch converted the $171,293 in exchange for 171,292,500 shares of Common Stock.

On July 1, 2008, two entities each converted $90,000 of the principle balance of their $180,000 convertible promissory notes and their $70,000 convertible promissory notes into 90,000,000 and 70,000,000 shares of Common Stock of the Company respectively. Shares of Common Stock of the Company issued under these conversions totaled 320,000,000.

Warrant to Purchase Common Stock

At September 30, 2008, the Company had issued and outstanding warrants to purchase common stock of the Company (the “Warrants”) totaling 1,000,000, none having been exercised at September 30, 2008. The Warrants have an exercise price of $0.50 per share and are covered under a registration right agreement. Of this amount, 350,000 Warrants expired unexercised on September 30, 2009 and 650,000 Warrants expired unexercised on October 31, 2009.

NOTE D – CONVERTIBLE PROMISSORY NOTES

As of September 30, 2008 and December 31, 2007, the Company had the following convertible promissory notes (the “Convertible Notes”) listed below. On June 27, 2008, the Company’s Board of Directors approved a change in the conversion rate for the below listed Convertible Notes from “a forty percent discount to the market price of the Company’s Common Stock or $0.50 per share, whichever is lower” to a fixed conversion rate of $0.001 per share.

September 30, 2008	December 31, 2007

On May 21, 2007, the Company assumed and reissued a Convertible Promissory Note with an effective date of November 20, 2006 to an individual for $100,000 with a due date of September 30, 2007 (the “Note”). The Note accrues interest at a rate of 24% per annum. The Note is currently in default. The shares underlying the Note are covered under a registration rights agreement. In conjunction with the Note, the Company issued Warrants to purchase 200,000 shares of Common Stock of the Company with an exercise price of $0.50 per share, none having been exercised at September 30, 2008, all of which expired unexercised on October 31, 2009.

$100,000	$100,000

INCA DESIGNS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

SEPTEMBER 30, 2008

NOTE D – CONVERTIBLE PROMISSORY NOTES (continued)

On May 21, 2007, the Company assumed and reissued a Convertible Promissory Note with an effective date of November 20, 2006 to an individual for $125,000 with a due date of September 30, 2007 (the “Note”). The Note accrues interest at a rate of 24% per annum. The Note is currently in default. The shares underlying the Note are covered under a registration rights agreement. In conjunction with the Note, the Company issued Warrants to purchase 250,000 shares of Common Stock of the Company with an exercise price of $0.50 per share, none having been exercised at September 30, 2008, all of which expired unexercised on October 31, 2009.

125,000	125,000

On May 21, 2007, the Company assumed and reissued a Convertible Promissory Note with an effective date of November 20, 2006 to an individual for $100,000 with a due date of September 30, 2007 (the “Note”). The Note accrues interest at a rate of 24% per annum. The Note is currently in default. The shares underlying the Note are covered under a registration rights agreement. In conjunction with the Note, the Company issued Warrants to purchase 200,000 shares of Common Stock of the Company with an exercise price of $0.50 per share, none having been exercised at September 30, 2008, all of which expired unexercised on October 31, 2009.

100,000	100,000

On May 21, 2007, the Company assumed and reissued a Convertible Promissory Note with an effective date of November 20, 2006 to an individual for $100,000 with a due date of September 30, 2007 (the “Note”). The Note accrues interest at a rate of 24% per annum. The Note is currently in default. The shares underlying the Note are covered under a registration rights agreement. In conjunction with the Note, the Company issued Warrants to purchase 200,000 shares of Common Stock of the Company with an exercise price of $0.50 per share, none having been exercised at September 30, 2008, all of which expired unexercised on October 31, 2009.

100,000	100,000

INCA DESIGNS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

SEPTEMBER 30, 2008

NOTE D – CONVERTIBLE PROMISSORY NOTES (continued)

On May 21, 2007, the Company assumed and reissued a Convertible Promissory Note with an effective date of November 20, 2006 to an individual for $75,000 with a due date of September 30, 2007 (the “Note”). The Note accrues interest at a rate of 24% per annum. The Note is currently in default. The shares underlying the Note are covered under a registration rights agreement. In conjunction with the Note, the Company issued Warrants to purchase 150,000 shares of Common Stock of the Company with an exercise price of $0.50 per share, none having been exercised at September 30, 2008, all of which expired unexercised on October 31, 2009.

	75,000	75,000

On June 20, 2007, the Company issued a Convertible Promissory Note to an entity for $200,000 with a due date of June 20, 2008 (the “Note”). The Note accrues interest at a rate of 10% per annum. The Note is currently in default. The shares underlying the Note are covered under a registration rights agreement. In December 2007, the Company made a $20,000 payment towards principal. On July 1, 2008, the entity converted $90,000 of the principal balance into 90,000,000 restricted shares of Common Stock of the Company.	90,000	180,000

On June 20, 2007, the Company issued a Convertible Promissory Note to an entity for $200,000 with a due date of June 20, 2008 (the “Note”). The Note accrues interest at a rate of 10% per annum. The Note is currently in default. The shares underlying the Note are covered under a registration rights agreement. In December 2007, the Company made a $20,000 payment towards principal. On July 1, 2008, the entity converted $90,000 of the principal balance into 90,000,000 restricted shares of Common Stock of the Company.	90,000	180,000

On October 2, 2007, the Company issued a Convertible Promissory Note to an entity for $250,000 with a due date of October 1, 2008 (the “Note”). The Note accrues interest at a rate of 10% per annum. The Note called for principal payments of $50,000 each of October 2, October 18, November 12, and December 7, 2007 and January 10, 2008. The Note is currently in default. The shares underlying the Note are covered under a registration rights agreement. In December 2007, the Company made a $50,000 payment towards principal.	200,000	150,000

INCA DESIGNS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

SEPTEMBER 30, 2008

NOTE D – CONVERTIBLE PROMISSORY NOTES (continued)

On October 2, 2007, the Company issued a Convertible Promissory Note to an entity for $250,000 with a due date of October 1, 2008 (the “Note”). The Note accrues interest at a rate of 10% per annum. The Note called for separate fundings of $50,000 each on October 2, October 18, November 12, and December 7, 2007 and January 10, 2008. The Note is currently in default. The shares underlying the Note are covered under a registration rights agreement. In December 2007, the Company made a $50,000 payment towards principal.	200,000	150,000

On November 28, 2007, the Company issued a Convertible Promissory Note to an entity for $70,000 with a due date of November 28, 2008 (the “Note”). The Note accrues interest at a rate of 10% per annum. The Note is currently in default. The shares underlying the Note are covered under a registration rights agreement. On July 1, 2008, the entity converted $70,000 of the principal balance into 70,000,000 restricted shares of Common Stock of the Company.	-0-	70,000

On November 28, 2007, the Company issued a Convertible Promissory Note to an entity for $70,000 with a due date of November 28, 2008 (the “Note”). The Note accrues interest at a rate of 10% per annum. The Note is currently in default. The shares underlying the Note are covered under a registration rights agreement. On July 1, 2008, the entity converted $70,000 of the principal balance into 70,000,000 restricted shares of Common Stock of the Company.	-0-	70,000

On July 17, 2008, the Company issued a Convertible Promissory Note to an individual for $250,000 with a due date of July 15, 2009 (the “Note”). The Note accrues interest at a rate of 18% per annum. The Note is currently in default. The Note contains 4.99% ownership cap provisions. The shares underlying the Note are covered under a registration rights agreement.	250,000	-0-

	1,330,000	1,300,000
Debt Discount	(198,370)	(434,958)

TOTAL	$1,131,630	$865,042

Amortization of the debt discount totaled $1,786,612 and $521,677 for the nine months ended September 30, 2008 and the year ended December 31, 2007, respectively.

INCA DESIGNS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

SEPTEMBER 30, 2008

NOTE E – NOTES AND LOANS PAYABLE

As of September 30, 2008, the Company has the following notes and loan obligations.

	September 30, 2008	December 31, 2007
The principal balance on promissory notes with a financial institution totaled $484,000. The note carries an interest rate of 9.25% per annum. In August 2002, the Company negotiated a settlement with the financial institution with payment terms of $5,000 per month on the promissory notes. During the nine months ended September 31, 2008, no payments were made. This obligation is currently in default.	$484,000	$484,000

In June 2002, the Company issued a note for $150,000 with a maturity date of July 1, 2006 and an interest rate of one (1%) percent. As a result of a default for non-payment, the interest rate on the note accelerated to fifteen (15%) percent per annum on the date of maturity. The default also prompted a late charge of five (5%) per annum on any overdue amount. This obligation is currently in default.	150,000	150,000

In October 2004, the Company issued a promissory note for $62,500 with a maturity date of April 30, 2005 and an interest rate (5.75%) equal to the Prime Rate on the day prior to the date the principal payment is due. This obligation is currently in default.	62,500	62,500

In December 2004, the Company issued a promissory note for $62,500 with a maturity date of April 30, 2005 and an interest rate (5.75%) equal to the Prime Rate on the day prior to the date the principal payment is due. This obligation is currently in default.	62,500	62,500

In April 2007, the Company issued a Single Payment Promissory Note to an individual for $100,000. The note accrues interest at a rate of 15% per annum and is due on April 2, 2008. This obligation is currently in default.	100,000	100,000

TOTAL	$859,000	$859,000

INCA DESIGNS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

SEPTEMBER 30, 2008

NOTE F – RELATED PARTY CONVERTIBLE PROMISSORY NOTE

On June 25, 2008, INCA issued a Convertible Promissory Note to Josloff, for $652,585 with a due date of July 1, 2009 (the “Note”). The Note was issued in consideration for amounts advanced to the Company by Josloff. The Note accrues interest at a rate of 10% per annum. The Note is currently in default. The Note is convertible into shares of the Company’s Common Stock at any time after the date of issuance at a fixed conversion price of $.001 per share. On July 1, 2008 Josloff converted $171,293 into 171,292,500 shares of the Company’s Common Stock. Also on July 1, 2008 Josloff sold $171,293 to then officer and director of the Company, which shares were, on July 1, 2008, also converted into 171,292,500 shares of the Company’s Common Stock. At September 30, 2008, the outstanding balance was $310,000. Debt discount at September 30, 2008 totaled $229,513. Amortization of debt discount totaled $80,487 for the nine month period ended September 30, 2008.

NOTE G – ACCRUED EXPENSES AND OTHER LIABILITIES

Accrued expenses and other liabilities consist of the following:

	September 30, 2008	December 31, 2007
Advances	$96,628	$-0-
Loans (non-interest bearing)	81,756	81,756
Accrued expense-other	30,258	-0-
Payroll taxes	26,563	18,225
Customer deposits and store credits	24,292	7,251

TOTAL	$259,497	$107,232

NOTE H – DUE TO OFFICERS AND OTHER RELATED PARTIES

Amounts due to officers and other related parties consisted of the following:

	September 30, 2008	December 31, 2007
Advances from officer	$47,362	$596,525
Advances from related party	201,390	61,800

TOTAL	$248,752	$658,325

The amounts are non-interest bearing and have no stated terms of repayment.

NOTE I – DERIVATIVES

In accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” and EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”, the conversion features associated with the convertible debentures are variable and contain an embedded derivative that requires bifurcation from their host contacts. The company has recognized the embedded derivatives as a liability at the date the debentures were issued. As of September 30, 2008, the change in the fair value of the derivatives resulted in an accounting gain of $390,233. As of July 1, 2008, the conversion rate for all outstanding convertible debt was changed to a fixed conversion rate of $0.001, thereby eliminated the requirement for further treatment of the embedded derivatives. At September 30, 2008 and December 31, 2007, the unamortized portion of the debt discount related to the derivatives and the fair value of the derivative liabilities was $0 and $250,697, respectively.

INCA DESIGNS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

SEPTEMBER 30, 2008

NOTE J – CONSTRUCTION IN PROGRESS

As of September 30, 2008, the Company incurred $204,418 in construction costs related to leasehold improvements associated with the Company’s retail lease of property at 2317 Collins Avenue, Miami Beach, FL (See Note K). Upon taking occupancy of the property these costs will be reclassified as Leasehold Improvement and will be amortized over the life of the lease.

NOTE K – COMMITMENTS AND CONTINGENCIES

Leases

976 Lexington Avenue, New York, NY

On August 16, 2007, the Company’s wholly-owned subsidiary, INCA on LEX, LLC, purchased its lease from the prior occupant of the property for the sum of $120,000 and reimbursement of $30,000 that is held as a security deposit for a total of $150,000 (the “Lexington Ave. Lease”). The term of the lease was originally for ten years and commenced on January 1, 2005 with monthly payments of $10,000.

On February 28, 2009, the Company vacated the premises, terminated its lease on the property (forfeiting its $30,000 security deposit), and was released from the remaining term of the lease.

Rent expense for the nine months ended September 30, 2008 and the period from August 16 through December 31, 2007 was $98,330 and $58,521, respectively.

2317 Collins Avenue, Miami Beach, FL

In June 2006, while renovations were in progress, the Company’s wholly-owned subsidiary, INCA of South Beach, LLC, entered into a 10 year Retail Lease with Sandy Lane Retail, LLC for retail space totaling approximately 1,000 square feet located in the Hotel Gansevoort South, 2317 Collins Avenue, Miami Beach, FL (the Collins Ave. Lease”). The Company took occupancy in November 2008. Terms of the Collins Ave. Lease include a security deposit of $21,250 and monthly payments of $7,083 for years 1 through 3 with a 3% escalation each year for years 4 through 10.

INCA DESIGNS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

SEPTEMBER 30, 2008

NOTE K – COMMITMENTS AND CONTINGENCIES (continued)

Leases (continued)

2317 Collins Avenue, Miami Beach, FL (continued)

Future minimum rent payments are as follows:

2008	$14,166
2009	84,996
2010	84,996
2011	85,420
2012	87,978
Thereafter	463,715

$821,271

Simultaneous with the vacating of its office on 976 Lexington Avenue, the Company moved its entire operation to Miami Beach, Florida and moved its corporate office to 2317 Collins Avenue, Miami, FL 33139.

Litigation

Management is not aware of any legal proceedings contemplated by any governmental authority or other party involving the Company or its properties. No director, officer or affiliate of the Company is (i) a party adverse to the Company in any legal proceedings, or (ii) has an adverse interest to the Company in any legal proceedings. Management is not aware of any other legal proceedings pending or that have been threatened against the Company or its properties. As of September 30, 2008, the Company owed approximately $18,000 in payroll taxes originating in periods prior to 1999. Federal and state tax liens have been filed against the Company in connection with unpaid payroll taxes. Although the Internal Revenue Service and the Employment Commission of the State of New York have filed liens against the Company, respectively, as a result of unpaid payroll taxes, these governmental entities have not initiated legal proceedings against the Company to seize the Company’s assets to pay such taxes.

NOTE L – SUBSEQUENT EVENTS

Settlement Agreement

On October 8, 2008, Hirsch, the Company, Josloff, Izzy Goldreich (Hirsch’s husband) (“Goldreich”) and other unrelated parties entered into a Settlement Agreement and Release (the “Settlement Agreement”), whereby (I) with respect to the Company, (i) Hirsch received certified funds equal to all unpaid salary through her resignation date; (ii) Hirsch’s medical insurance was maintained by the Company for six (6) months from the date of settlement, whereupon further maintenance would be the responsibility of Hirsch; and (iii) Goldreich, with respect to $61,800 owed to him by the Company (the “Goldreich Loan”), settled in full and released the Company of any and all claims he might have then and in the future in connection with the Goldreich Loan; (II) with respect to Josloff and the Company, both Josloff and the Company agreed to a general indemnification wherein Hirsch and Goldreich would be indemnified and held harmless against any and all claims, obligations, liabilities, etc. which may be imposed on, incurred by or asserted at any time against Hirsch or Goldreich with respect to INCA or any of its subsidiaries or affiliates; and (III) with respect to Josloff, contemporaneous with the execution of the Settlement Agreement, Hirsch and Josloff entered into a Stock Transfer Agreement whereby 171,293,500 shares of Common Stock of the Company owned by Hirsch was transferred to Josloff as settlement of a demand promissory note between Hirsch and Josloff.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

The following discussion and analysis provides information which management of the Company believes to be relevant to an assessment and understanding of the Company’s results of operations and financial condition. This discussion should be read together with the Company’s financial statements and the notes to the financial statements, which are included in this report. This information should also be read in conjunction with the information contained in our Form 10-KSB, Form 10-KSB/A, and Form 10-KSB/A, Amendment 2 filed with the Securities and Exchange Commission (“SEC”) on March 28, August 18, and September 23, 2008, respectively, including the audited financial statements and notes included therein. The reported results will not necessarily reflect future results of operations or financial condition.

Caution Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements”, as that term is defined in the Private Securities Litigation Reform Act of 1995. These statements relate to future events or the Company’s future financial performance. Some discussions in this report may contain forward-looking statements that involve risk and uncertainty. A number of important factors could cause the Company’s actual results to differ materially from those expressed in any forward-looking statements made by the Company in this report. Forward-looking statements are often identified by words like “believe,” “expect,” “estimate,” “anticipate,” “intend,” “project” and similar words or expressions that, by their nature, refer to future events.

In some cases, the reader can also identify forward-looking statements by terminology such as “may,” “will,” “should,” “plans,” “predicts,” “potential,” or “continue,” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties, and other factors that may cause the Company’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

Although the Company believes that the expectations reflected in the forward-looking statements are reasonable, the Company cannot guarantee future results, levels of activity, or achievements. The reader should not place undue certainty on these forward-looking statements, which apply only as of the date of this report. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or the Company’s predictions. Except as required by applicable law, including the securities laws of the United States, the Company does not intend to update any of the forward-looking statements in an effort to conform these statements to actual results.

Overview

The Company was incorporated in Nevada in 1998 under the name Accident Prevention Plus, Inc. In December 2004, the Company filed an amendment to its Articles of Incorporation and thereby changed its name to Transportation Safety Technology, Inc. The name was changed to INCA Designs, Inc. in March 2007.

During fiscal 2005 all of the Company’s officers and directors abandoned their respective positions with the Company. In October 2006, Mark Smith was approved as the Company’s court-appointed custodian by the Second Judicial District Court of the State of Nevada, in and for the County of Washoe, (the “Court”) of Transportation Safety Technology, Inc., and filed paperwork with the State of Nevada naming himself as sole officer and director. Mr. Smith, using independent consulting firms, performed appropriate searches directed by the Court to determine that the Company was inactive and had no liens or judgments outstanding. Mr. Smith provided the Court with the independent consulting reports and on November 8, 2006 the Court filed an Order Approving (the) Report and Discharging (the) Custodian.

During the three months ended March 31, 2005, the Company and its wholly owned subsidiaries International Purchasing Services, NY, Inc. and Accident Prevention Plus, LLC ceased operations and remained inactive until May 21, 2007, when the Company and S2 New York Design Corp., a New York corporation (“S2”) entered into a Securities Exchange Agreement (the “Securities Exchange Agreement”) whereby INCA acquired 100% of the issued and outstanding shares of common stock of S2 in exchange for 26,000,000 shares of the Company’s common stock. Also on May 21, 2007, Stacy Josloff (named Chairperson) (“Josloff”) and Stephanie Hirsch (“Hirsch”) were approved as members of the Board of Directors, while Josloff was appointed Chief Executive Officer, Chief Financial Officer, and Treasurer and Hirsch was appointed President and Secretary.

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

On September 5, 2008, Hirsch resigned as President and Secretary, while giving notice to the Company that it was in breach of her employment agreement for failure to pay her base salary (see Recent Events for further details related to the settlement of this claim). On September 9, 2008, Hirsch gave notice to the Company that she was also resigning as a director of the Company.

On February 28, 2009, the Company moved its entire operation to Miami, Florida. The Company moved its office to 2317 Collins Avenue, Miami, FL 33139, which is the also the office of its wholly owned subsidiary, INCA of South Beach, LLC, a Florida corporation (“INCA of South Beach”).

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

Recent Events

On October 8, 2008, Hirsch, the Company, Josloff, Izzy Goldreich (Hirsch’s husband) (“Goldreich”) and other unrelated parties entered into a Settlement Agreement and Release (the “Settlement Agreement”), whereby (I) with respect to the Company, (i) Hirsch received certified funds equal to all unpaid salary through her resignation date; (ii) Hirsch’s medical insurance was maintained by the Company for six (6) months from the date of settlement, whereupon further maintenance would be the responsibility of Hirsch; and (iii) Goldreich, with respect to $61,800 owed to him by the Company (the “Goldreich Loan”), settled in full and released the Company of any and all claims he might have then and in the future in connection with the Goldreich Loan; (II) with respect to Josloff and the Company, both Josloff and the Company agreed to a general indemnification wherein Hirsch and Goldreich would be indemnified and held harmless against any and all claims, obligations, liabilities, etc. which may be imposed on, incurred by or asserted at any time against Hirsch or Goldreich with respect to INCA or any of its subsidiaries or affiliates; and (III) with respect to Josloff, contemporaneous with the execution of the Settlement Agreement, Hirsch and Josloff entered into a Stock Transfer Agreement whereby 171,293,500 shares of restricted Common Stock of the Company owned by Hirsch was transferred to Josloff as settlement of a demand promissory note between Hirsch and Josloff.

On February 28, 2009, INCA on LEX, LLC, a New York corporation (“INCA on LEX”), the Company’s wholly owned subsidiary, vacated the premises and terminated its lease on property located at 976 Lexington Avenue, New York, NY. INCA on LEX forfeited it $30,000 security agreement and was released from the remaining term of the lease. Simultaneous with the vacating of its office on 976 Lexington Avenue, New York, NY, the Company moved its entire operation to Miami, Florida. The Company moved its office to 2317 Collins Avenue, Miami, FL 33139, which is the also the office of its wholly owned subsidiary, INCA of South Beach, LLC, a Florida corporation (“INCA of South Beach”).

Results of Operations

The following discussion and analysis sets forth the major factors that affected the Company’s results of operations and financial condition reflected in the unaudited financial statements for the nine month period ended September 30, 2008. This discussion and analysis should be read in conjunction with the information contained in our Annual Report on Form 10-KSB, Form 10-KSB/A, and Form 10-KSB/A, Amendment 2 filed with the SEC on March 28, August 18, and September 23, 2008, respectively, including the audited financial statements and notes included therein.

Results of Operations – Comparison of Three and Nine Months Ending September 30, 2008 and 2007

For the three and nine month periods ended September 30, 2008, the Company generated revenue of $19,066 and $130,500, respectively, primarily resulting from sales generated by its retail store opened in New York City in December 2007. Revenue of $0 and $96,287, respectively, generated in the three and nine month periods ended September 30, 2007, resulted from wholesale sales activity.

During the three and nine month periods ended September 30, 2008, general and administration costs totaled $205,232 and $586,806, respectively, compared to $245,099 and $501,561 for the same periods in 2007. The decrease of $39,867 for the three month comparison reflects $100,000 ($40,000 in August 2007 and $60,000 in October 2007) associated with the 2007 settlement agreement between the Company and two former officer/directors, while the increase of $85,245 for the nine month comparison is primarily a result of added costs associated with expansion of the business during the first half of the 2008. Selling expense totaled $21,846 and $101,805, respectively, for the three and nine month periods ended September 30, 2008 compared to $116,469 and $344,265 for the same periods in 2007. The decreases of $94,623 and $242,460 reflect the reductions in advertising and trade show costs associated with wholesale sales while the Company focuses on its retail sales efforts.

For the three and nine month periods ended September 30, 2008, the Company had operating losses totaling $217,946 and $627,423, respectively, compared to operating loss of $364,058 and $801,186 for the same periods in 2007, resulting in decreases of $146,112 and $173,763, respectively.

During the three and nine month periods ended September 30, 2008, other income (expense) totaled $(1,430,356) and $(1,707,469), respectively, compared to $362,695 and $(1,174,776) for the same periods in 2007. The change of $1,793,051 for the three month comparison reflects the increase in amortization of debt discount of approximately $1,130,000 and the decrease of interest expense totaling approximately $14,000, offset by the change in fair value of the derivative instruments totaling approximately $522,000 and the extinguishment of certain debt totaling approximately $155,000. The change of $532,693 for the nine month comparison reflects the increase in amortization of debt discount of approximately $1,512,000 offset by the recognition of expense related to the derivative conversion feature of certain convertible promissory notes payable totaling approximately $1,255,000, the change in fair value of the derivative instruments totaling approximately $73,000, extinguishment of certain debt totaling approximately $155,000 and the increase of interest expense totaling approximately $48,000.

Liquidity and Capital Resources

The Company had $2,934 cash on hand as of September 30, 2008. Since September 30, 2008, revenue and funds provided by Josloff have sustained the Company’s operation. Josloff is not obligated to continue such funding. Management of the Company does not believe that its cash on hand and anticipated revenues will be sufficient to fund its operations for the next twelve months. To supplement the aforementioned cash on hand and anticipated revenues, the Company intends to attempt to secure additional funding to insure continuing operations over the next twelve months. In the event the Company is unsuccessful in its efforts to secure additional capital, it would have a material adverse effect on the Company’s results of operations and financial condition.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

The Company is a smaller reporting company, as defined by Rule 12b-2 of the Exchange Act and, as such, is not required to provide the information required under this item.

Item 4T.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management carried out an evaluation, under the supervision and with the participation of Josloff, the Company’s Chief Executive Officer, and Chief Financial Officer of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2008, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, Josloff concluded that the Company’s disclosure controls and procedures as of September 30, 2008 were not effective and had the following material weaknesses: (i) Josloff is the Company’s sole executive and financial officer, (ii) the Company has no qualified internal accounting personnel, and (iii) the above weaknesses provide for no separation of accounting and financial procedures.

Changes in Internal Controls

There were no changes in our internal controls over financial reporting during the three month period ended September 30, 2008 that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

On July 1, 2008 the Company issued a total of 662,580,000 shares of its common stock to six investors (including the Company’s CEO, who received 171,293,500 shares). The shares were issued in partial satisfaction of promissory notes held by the six investors, and were issued at a rate of $.001 per share. The sales were exempt pursuant to Section 4(2) of the Securities Act since the sales were not made in a public offering and were made to individuals who had access to detailed information about INCA Designs, Inc. and were each acquiring the shares for his or her own account. There were no underwriters.

Item 3.	Defaults upon Senior Securities

Instrument in Default	Date of Default	Nature of Default	Principle and Interest Due at July 9, 2010	Penalty
$100,000 Convertible Promissory Note dated November 20, 2006	July 12, 2008	Non-payment of amount due	$187,267	Conversion rate reduced to $0.001 at time of default
$100,000 Convertible Promissory Note dated November 26, 2006	July 12, 2008	Non-payment of amount due	$187,267	Conversion rate reduced to $0.001 at time of default
$125,000 Convertible Promissory Note dated November 26, 2006	July 12, 2008	Non-payment of amount due	$234,083	Conversion rate reduced to $0.001 at time of default
$75,000 Convertible Promissory Note dated May 16, 2006	July 12, 2008	Non-payment of amount due	$131,700	Conversion rate reduced to $0.001 at time of default
$100,000 Convertible Promissory Note dated May 16, 2006	July 12, 2008	Non-payment of amount due	$175,600	Conversion rate reduced to $0.001 at time of default
$200,000 Convertible Promissory Note dated June 20, 2007 ($90,000 Current Balance)	July 12, 2008	Non-payment of amount due	$127,661	NA
$200,000 Convertible Promissory Note dated June 20, 2007 ($90,000 Current Balance)	July 12, 2008	Non-payment of amount due	$127,661	NA
$250,000 Convertible Promissory Note dated October 2, 2007 ($200,000 Current Balance)	July 12, 2008	Non-payment of amount due	$253,108	NA
$250,000 Convertible Promissory Note dated October 2, 2007 ($200,000 Current Balance)	July 12, 2008	Non-payment of amount due	$253,108	NA
$652,585 Convertible Promissory Note dated June 25, 2008 ($310,000 Current Balance)	July 1, 2008	Non-payment of amount due	$373,776	NA
$250,000 Convertible Promissory Note dated July 17, 2008	July 15, 2009	Non-payment of amount due	$340,789	NA

Item 4.	Reserved

Item 5.	Other Information

None.

Item 6.	Exhibits

Exh. No.	Date of Document	Description of Document

3.1	October 28, 1998	Articles of Incorporation (1)

3.2	March 3,1999	Certificate of Amendment to Articles of Incorporation (1)

3.3	October 27, 2004	Certificate of Amendment to Articles of Incorporation (name change to Transportation Safety Technology, Inc.)(2)

3.4	March 9, 2007	Certificate to Accompany Restated Articles (name change to INCA Designs, Inc.)(3)

3.5	May 1, 2007	Certificate of Amendment to Articles of Incorporation (3)

3.6	August 13, 2008	Certificate of Amendment to Articles of Incorporation (5)

3.7	N/A	Bylaws (3)

10.1	July 17, 2008	Convertible Promissory Note for $250,000 issued to Richard Girouard (*)

21.1	March 28, 2008	List of Subsidiaries (3)

31.1	July 9, 2010	Certification of Chief Executive Officer and Chief Financial Officer of Periodic Report pursuant to Rule 13a-14a and Rule 14d-14(a) (*)

32.1	July 9, 2010	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 (*)

(1)	Previously filed with Form 10B12G filed with the SEC on June 3, 1999.
(2)	Previously filed with the Preliminary Information Statement filed with the SEC on June 18, 2004.
(3)	Previously filed with Form 10KSB for year ended December 31, 2007 filed with the SEC on March 28, 2008.
(4)	Previously filed with Form 8K filed with the SEC on July 2, 2008.
(5)	Previously filed with Form 10Q for quarter ended June 30, 2008 filed with the SEC on August 19, 2008
(*)	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE: July 9, 2010

INCA DESIGNS, INC.

By:	/S/ STACY JOSLOFF
Stacy Josloff, President and Chief Executive Officer

By:	/S/ STACY JOSLOFF
Stacy Josloff, Principal Financial and Accounting Officer