Form 10-K
period 2008-12-31
INCA Designs Inc
filed 2010-11-01
CIK 1084702

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2008

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File No.: 000-26257

INCA DESIGNS, INC.

(Exact name of registrant as specified in its charter)

Nevada	11-3461611
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2317 Collins Avenue, Miami, FL 33139

(Address of principal executive offices)

Registrant’s telephone number, including area code: (305) 673-9170

Securities registered pursuant to Section 12(b) of the Exchange Act: None

Securities registered pursuant to Section 12(g) of the Exchange Act: Common Stock, Par Value $0.0001

(Title of class)

Indicate by check mark if the registrant is a well-seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant has (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of June 30, 2008 is $789,294 (computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity as of the last business day of the registrant’s most recently completed second fiscal quarter). For purposes of the foregoing calculation only, directors, executive officers, and holders of 10% or more of the issuer’s common capital stock have been deemed affiliates.

The number of shares outstanding of the Registrant’s Common Stock as of October 29, 2010 was 1,075,789,314.

DOCUMENTS INCORPORATED BY REFERENCE:

None.

INTRODUCTORY COMMENT

Throughout this Annual Report on Form 10-K (the “Report”), the terms “we,” “us,” “our,” “INCA,” or “our Company” refers to INCA Designs, Inc., a Nevada corporation, and unless otherwise specified, includes its wholly owned subsidiary, S2 New York Design Corp., a New York corporation (“S2”), and S2’s wholly owned subsidiaries, INCA of South Beach, LLC, a Florida limited liability company (“INCA of South Beach”) and INCA on LEX, LLC, a New York limited liability company (“INCA on LEX”) (collectively, the “Company’s subsidiaries”).

FORWARD LOOKING STATEMENTS

When used in this Report, the words “may,” “will,” “expect,” “anticipate,” “continue,” “estimate,” “intend,” and similar expressions are intended to identify forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) regarding events, conditions and financial trends which may affect the Company’s future plans of operations, business strategy, operating results and financial position. These statements are only predictions and are subject to known and unknown risks, uncertainties, and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Those risks include the risks identified in Section 1A: Risk Factors in this Report. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, or achievements. You should not place undue certainty on these forward-looking statements, which apply only as of the date of this report. Except as required by applicable law, we do not intend to update any of the forward-looking statements.

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

PART I

ITEM 1.	BUSINESS.

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

During the three months ended March 31, 2005, the Company and its wholly owned subsidiaries, International Purchasing Services, NY, Inc. and Accident Prevention Plus, LLC ceased operations and remained inactive until May 21, 2007, when the Company and S2 New York Design Corp., a New York corporation (“S2”) entered into a Securities Exchange Agreement (the “Securities Exchange Agreement”) whereby INCA acquired 100% of the issued and outstanding shares of common stock of S2 in exchange for 26,000,000 shares of the Company’s common stock. Also on May 21, 2007, Stacy Josloff (named Chairperson) (“Josloff”) and Stephanie Hirsch (“Hirsch”) were approved as members of the Board of Directors, while Josloff was appointed Chief Executive Officer, Chief Financial Officer, and Treasurer and Hirsch was appointed President and Secretary.

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

On September 5, 2008, Hirsch resigned as President and Secretary, while giving notice to the Company that it was in breach of her employment agreement for failure to pay her base salary. On September 9, 2008, Hirsch gave notice to the Company that she was also resigning as a director of the Company. On October 15, 2008, Hirsch, the Company, Josloff, Izzy Goldreich (Hirsch’s husband) (“Goldreich”) and other unrelated parties entered into a Settlement Agreement and Release (the “Settlement Agreement”), whereby: (I) with respect to the Company, (i) Hirsch received certified funds equal to all unpaid salary through her resignation date; (ii) Hirsch’s medical insurance was maintained by the Company for six (6) months from the date of settlement, whereupon further maintenance would be the responsibility of Hirsch; and (iii) Goldreich, with respect to $61,800 owed to him by the Company (the “Goldreich Loan”), settled in full and released the Company of any and all claims he might have then and in the future in connection with the Goldreich Loan; (II) with respect to Josloff and the Company, both Josloff and the Company agreed to a general indemnification wherein Hirsch and Goldreich would be indemnified and held harmless against any and all claims, obligations, liabilities, etc. which may be imposed on, incurred by or asserted at any time against Hirsch or Goldreich with respect to INCA or any of its subsidiaries or affiliates; and (III) with respect to Josloff, contemporaneous with the execution of the Settlement Agreement, Hirsch and Josloff entered into a Stock Transfer Agreement whereby 171,292,500 shares of restricted Common Stock of the Company owned by Hirsch were transferred to Josloff as settlement of a demand promissory note between Hirsch and Josloff.

On February 28, 2009, INCA on LEX vacated the premises and terminated its lease on property located at 976 Lexington Avenue, New York, New York. INCA on LEX forfeited its $30,000 security agreement and was released from the remaining term of the lease. Simultaneous with the vacating of the premises at 976 Lexington Avenue, New York, New York, the Company moved its entire operation to Miami, Florida. The Company moved its office to 2317 Collins Avenue, Miami, Florida 33139, which is the also the office of INCA of South Beach.

The Company’s Common Stock trades on the Pink Sheets under the symbol “IDGI.”

Overview of Operating Business

INCA designs, contracts for the manufacture of, and retails comprehensive collections of resort wear, swimwear and accessories. INCA believes that its unique designs, innovative sourcing, product positioning, wide range of price points, and commitment to branding attracts a customer seeking a ‘resort lifestyle experience.’ INCA strives for its cross-generational collections to be timeless and sophisticated, emphasizing beautiful fabrics, a great fit and price points positioned well below that of the upscale designer market. INCA believes a significant market exists for attainable luxury fashions purchased by a wide age range of strong fashionable women who are seeking sophisticated, high-quality, culturally driven collections.

The INCA brand is currently sold in the United States, Japan, Mexico, Puerto Rico, and throughout the Caribbean. Currently, INCA targets a higher-end retail customer looking for innovative style and functionality in accessories, swimwear, and apparel. The Company’s global sourcing for its raw materials allows it to offer luxury design and embellishments while maintaining competitive gross margins.

The Company’s design, branding, sourcing, positioning, and public relations efforts have positioned the “INCA Lifestyle” concept in a visionary market segment between the contemporary and designer markets. INCA’s product lines are packaged, branded and sold like a traditional luxury brand but at price points that the top 50% of income-generating Americans can afford.

In an over-retailed environment, INCA intends to stand out as a unique brand with a distinct perspective. Management believes this can be achieved by keeping consistent brand management at the forefront of its business decisions. The Company’s retail store in Miami offers an environment and experience that sets INCA apart from other luxury brands and reinforces its brand image. The décor and visual merchandising creates a retail experience to project the INCA lifestyle concept while competitive pricing makes this lifestyle accessible for customers.

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

The Market

INCA’s image is of fashion consciousness and its market is females, ages 4 and up. INCA’s lines cross age barriers and offer a wide range of designs, colors, and sizes. As well, INCA targets the high-end resort traveler. The luxury fashion market represents about 5% of the total luxury market that translates into a 2010 U.S. market size estimated at $50 billion. Compared to mass retail growth of approximately 5%, the luxury apparel market grows at a rate of 10-15% annually and is calculated to reach over $2.4 trillion by 2012. The retail market for swimwear and beachwear is forecasted to rise to over $13.5 billion by 2012.

One of the most important demographic markets for apparel is the baby boomer generation. This group of over 78 million Americans born between 1946 and 1964 accounts for approximately 30% of the U.S. population, but accounts for almost two-thirds of its spending. This market segment, the largest and wealthiest sector of the population, is over $2.6 trillion.

INCA appeals to two extremely expansive customer categories: Luxury/Designer Customers and Bridge/Contemporary Customers. Luxury/Designer Customers follow trade publications, as well as society and fashion magazines where the INCA name and product are featured. These customers typically purchase their signature pieces of the line, purchase multiple pieces per ticket, are not price sensitive, and are primarily purchasing the “INCA Lifestyle” and experience. The Bridge/Contemporary Customers view the INCA line as much more fashionable, custom and designer-detailed than many of the products purchased above the Company’s pricing. These customers typically seek novelty garments with embellishments such as embroidery, unique fabrications, and intricate detailing in order to personalize the INCA Lifestyle concept.

INCA’s store is located in the super-luxurious Gansevoort Hotel in Miami Beach, Florida. This boutique is fashioned as an upscale beach shack complete with INCA’s signature swimsuits, caftans, dresses, and children’s wear.

INCA currently sells its products through retail stores throughout the world. Its diverse and selective distribution network provides maximum brand exposure while maintaining strict control of brand positioning. Retail locations carrying the INCA line include Everything but Water, ShopBop, Swimwear boutique.com, Ritz Carlton Resorts, Kerzner International, Hilton International, and selected boutiques.

INCA has its products manufactured in small facilities in the U.S., India, China, Canada and Dominican Republic. The design process begins approximately seven months prior to the collection being shown to potential buyers. The first few months are spent researching and gathering ideas and inspiration. These ideas are then sketched and sent to manufacturing facilities with various fabric swatches and trim details to serve as examples. These facilities take the directions and develop a sample line for INCA to approve. From there a full sample collection is produced and shown to buyers. Once orders are obtained, production is commenced in various factories and over the following 45 to 90 days, the orders are completed and shipped to INCA. INCA performs its own quality control inspections and fills individual orders for shipping directly to each store and for its online sales.

INCA has received editorial support from top fashion media across the country and abroad. In the U.S., INCA’s products have been seen in segments of Extra, Good Morning America, The Oprah Winfrey Show, Fox Financial News Network, NYC Eyewitness News (ABC), MTV’s House of Style, E! Fashion File, Fashionably Loud, and NBC (Miami) in addition to local media in South Florida.

Employees

We currently have two employees at our Miami retail location, one who manages the retail store and one who manages the company. Part-time employees for the retail location are hired on an as-needed basis. We believe that our relationship with our employees is good.

Subsidiaries

As of December 31, 2008 and currently, INCA has one wholly owned subsidiary, S2, and S2 has two wholly owned subsidiaries, INCA of South Beach and INCA on LEX. INCA on LEX became an inactive entity in the first quarter of 2009.

Marketing Strategy

INCA’S marketing strategy includes public relations, social media, fashion shows and other events to help generate sales and elevate the awareness of the INCA line to potential consumers, celebrities, tastemakers, influencers, industry heavy-hitters, and VIPs. In addition, INCA seeks out mutually beneficial partnerships that leverage and build on the brand’s equity through cross-promotions, co-branded initiatives, and partnerships. INCA identifies and evaluates sponsorship/tie-in opportunities including specific events like trunk shows.

INCA is sold online on our interactive website (www.theincacollection.com) and in select upscale online retail boutiques. Our featured products are prominently displayed; everything from one piece and two-piece bathing suits, to ponchos, tunics and hoodies. Many pieces transition from daytime, beach and pool wear to evening drinks and dinner.

INCA concentrates less on advertising and more on marketing, cross-branding social media and events. INCA does however, advertise in select issues of local upscale lifestyle publications such as Ocean Drive Magazine’s swim issue. Advertising opportunities are also offered through the hotel where INCA’s retail store is located.

Each year during Miami Swim Week, INCA debuts a new collection at a unique runway show. This year, INCA proudly hosted over 400 tastemakers from all over the U.S. who enjoyed the premiere of INCA’S Cruise Collection 2010. The event received acclaim in dozens of media outlets for its distinctive performances and striking designs.

INCA is represented by Salon 9, a bi-coastal celebrated showroom. They handle like-minded high-end luxury brands such as Zimmerman, OndadeMar and Mara Hoffman. Salon 9 facilitates all sales on a national level.

INCA has been featured in print in Vogue, In-Style, Glamour, Entertainment Weekly, Seventeen, Harper’s Bazaar, Cosmopolitan, Cosmo Girl, MarieClaire, Mademoiselle, Allure, Elle, Ocean Drive, Hamptons Magazine, Women’s Wear Daily, Sports Illustrated, Teen People, Maxim, Esquire, LA Magazine, Latina, YN, Good Housekeeping, and Brides.

Internationally, INCA has been featured in Cosmopolitan in its editions in Belgium, China, Germany, Spain, Australia, and Cosmopolitan en Espanola.

Competition

The high-fashion garment industry is highly competitive at both the design and retail level with competition based on factors including total price to the retailer, quality, and retail price to the consumer. The number of suppliers in the swimwear market is estimated at 3,000 companies. Well-established suppliers comprising almost 20% of the industry, and smaller companies that specialize in swimwear are able to offer the lowest export prices for swimwear in any price range. Most of our competitors are significantly better capitalized than we are, have been in business for a longer period of time, have significantly greater brand recognition, larger sales forces and customer bases, longer operating histories, and great financial and other resources.

Domain Names

The Company has a website at www.theincacollection.com where our products can be purchased online.

Research and Development

We currently have no dedicated research and development costs.

Major Customers

There were no customers who provided 5% or more of our revenues during either of the years ended December 31, 2008 or 2007.

ITEM 1A.	RISK FACTORS.

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

We have had limited operations to date and have never generated profits. Therefore, we have a limited operating history upon which to evaluate the merits of investing in the Company. Because we are in the early stages of operating our business, we are subject to many of the same risks inherent in the operation of a business with a limited operating history, including the potential inability to continue as a going concern.

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

Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002 and new SEC regulations, are creating uncertainty for companies such as ours. These new or changed laws, regulations and standards are subject to varying interpretations in many cases, and as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies, which could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. We are committed to maintaining high standards of corporate governance and public disclosure. As a result, we intend to invest resources to comply with evolving laws, regulations and standards, and this investment may result in increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities. If our efforts to comply with new or changed laws, regulations and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to practice, our reputation may be harmed.

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

We currently have only two employees, including our President. In order to expand our operations, we will require additional skilled personnel. The market for skilled employees is highly competitive.

There can be no assurance that we will be able to attract new employees as required.

If we lose the services of key personnel, or fail to obtain the services of additional key personnel, we could experience a severe negative effect on our financial results and stock price. In addition, there is intense competition for highly qualified design and marketing personnel in the locations where we principally operate. The loss of the services of any key design, marketing or other personnel or our failure to attract, integrate, motivate and retain additional key employees could have a material adverse effect on our business, operating and financial results and stock price.

If we fail to comply with the new rules under the Sarbanes-Oxley Act related to accounting controls and procedures, or if material weaknesses or other deficiencies are discovered in our internal accounting procedures, our stock price could decline significantly.

Section 404 of the Sarbanes-Oxley Act requires annual management assessments of the effectiveness of our internal controls over financial reporting. In the process of documenting and testing our internal control procedures, we identified material weaknesses in our internal control over financial reporting and other deficiencies. These material weaknesses and deficiencies could cause investors to lose confidence in our Company and result in a decline in our stock price and consequently affect our financial condition. In addition, if we fail to achieve and maintain the adequacy of our internal controls, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act. Moreover, effective internal controls, particularly those related to revenue recognition, are necessary for us to produce reliable financial reports and are important to helping prevent financial fraud. If we cannot provide reliable financial reports or prevent fraud, our business and operating results could be harmed, investors could lose confidence in our reported financial information, and the trading price of our Common Stock could drop significantly. In addition, we cannot be certain that additional material weaknesses or significant deficiencies in our internal controls will not be discovered in the future.

The following risks relate principally to our common stock and its market value:

Trading on the Pink Sheets may be volatile and sporadic, which could depress the market price of our common stock and make it difficult for our stockholders to resell their shares.

Trading in stock quoted on the Pink Sheets is often thin and characterized by wide fluctuations in trading prices, due to many factors that may have little to do with a company’s operations or business prospects. This volatility could depress the market price of our common stock for reasons unrelated to our business or operating performance. Moreover, the Pink Sheets is not a stock exchange, and trading of securities on the Pink Sheets is often more sporadic than the trading of securities listed on a quotation system like NASDAQ or a stock exchange like the NYSE Amex. Accordingly, stockholders may have difficulty reselling any of their shares of common stock.

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

The owners of our convertible debt and warrants may acquire our shares and resell them into the market, which will reduce the market price of our shares.

On the date of this filing, there are outstanding convertible notes and warrants that are convertible into an aggregate of approximately 2,010,000,000 shares of common stock of which 368,233,000 shares would be issuable to affiliates of the Company. The holders of the remaining shares to be issued upon conversion or exercise of these instruments are likely to promptly resell the shares into the public market. It is possible that resale of these shares will significantly reduce the market price for our common stock. In addition, the issuance of shares upon conversion of the convertible notes or exercise of the warrants will have a dilutive impact on our stockholders. As a result, our net income per share could decrease in future periods, and the market price of our common stock could decline. The Company intends to increase its authorized shares of common stock to cover the potential issuances referenced above.

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

Our common stock is currently listed for trading on the Pink Sheets which is generally considered to be a less efficient market than markets such as NASDAQ or other national exchanges, and which may cause difficulty in conducting trades and difficulty in obtaining future financing. Further, our securities are subject to the “penny stock rules” adopted pursuant to Section 15 (g) of the Securities Exchange Act of 1934, as amended, or Exchange Act. The penny stock rules apply to non-NASDAQ companies whose common stock trades at less than $5.00 per share or which have tangible net worth of less than $5,000,000 ($2,000,000 if the company has been operating for three or more years). Such rules require, among other things, that brokers who trade “penny stock” to persons other than “established customers” complete certain documentation, make suitability inquiries of investors and provide investors with certain information concerning trading in the security, including a risk disclosure document and quote information under certain circumstances. Many brokers have decided not to trade “penny stock” because of the requirements of the penny stock rules and, as a result, the number of broker-dealers willing to act as market makers in such securities is limited. In the event that we remain subject to the “penny stock rules” for any significant period, there may develop an adverse impact on the market, if any, for our securities. Because our securities are subject to the “penny stock rules,” investors will find it more difficult to dispose of our securities. Further, for companies whose securities are traded in the Pink Sheets, it is more difficult: (i) to obtain accurate quotations, (ii) to obtain coverage for significant news events because major wire services, such as the Dow Jones News Service, generally do not publish press releases about such companies, and (iii) to obtain needed capital.

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

INCA is a smaller reporting company, and as such, is not required to provide information pursuant to this item.

ITEM 2.	PROPERTIES.

On February 28, 2009, the Company relocated its principal offices and retail location to 2317 Collins Avenue, Miami, Florida 33139, which is the also the office of INCA of South Beach, LLC, a Florida corporation (“INCA of South Beach”). The Company originally executed a Lease on June 13, 2006 when the property was being constructed, and then executed a First Amendment to the Lease on September 7, 2007. At that location, the Company leases approximately 1,000 square feet of retail and office space which is believed to be adequate for current operations. The ten-year lease calls for base lease payments of approximately $7,000 per month.

ITEM 3.	LEGAL PROCEEDINGS.

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

On June 27, 2008, the Company’s Board of Directors approved an amendment to the Company’s Articles of Incorporation to increase the number of authorized shares of common stock to 2,500,000,000. On July 2, 2008 the proposed amendment was approved by the Company’s shareholders, acting by written consent of the holders of 27,000,000 shares, representing a majority of the outstanding voting shares. On August 13, 2008, the Company filed a Certificate of Amendment to its Articles of Incorporation to effect the above-mentioned increase in authorized common shares.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our Common Stock is listed for quotation on the Pink Sheets under the symbol “IDGI.” The following table shows the high and low bid prices for our Common Stock during each quarter of 2008 and 2007. The below quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

Quarter Ended	High	Low
Fiscal Year 2008:
Fourth Quarter	$0.01	$0.01
Third Quarter	$0.04	$0.01
Second Quarter	$0.91	$0.03
First Quarter	$1.00	$0.03

Fiscal Year 2007:
Fourth Quarter	$1.52	$0.50
Third Quarter	$1.50	$1.10
Second Quarter	$5.00	$1.50
First Quarter	$2.00	$1.60

Holders

Records of our stock transfer agent indicate that as of October 29, 2010, we had 480 record holders of our Common Stock. The number of registered shareholders excludes any estimate by us of the number of beneficial owners of shares of Common Stock held in “street name.” As of October 29, 2010, we had 1,075,789,314 outstanding shares of Common Stock.

Dividends

We do not anticipate that we will declare or pay any dividends in the foreseeable future. Our current policy is to retain earnings, if any, to fund operations, and the development and growth of our business. Any future determination to pay cash dividends will be at the discretion of our Board of Directors and will be dependent upon our financial condition, operation results, capital requirements, applicable contractual restrictions, restrictions in our organizational documents, and any other factors that our Board of Directors deems relevant.

Securities Authorized for Issuance under Equity Compensation Plans

None.

Recent Sales of Unregistered Securities

The Company effected no unregistered sales of securities during the quarter ended December 31, 2008.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The Company did not repurchase any of its equity securities during the quarter ended December 31, 2008.

Transfer Agent

The Company uses Pacific Stock Transfer Company, Inc. located at 4045 South Spencer Street, Suite 403, Las Vegas, NV 89119 as its transfer agent.

ITEM 6.	SELECTED FINANCIAL DATA.

We are a smaller reporting company as defined by Rule 229.10(f)(1) and are not required to provide information under this item.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Overview

INCA designs, contracts for the manufacture of, and retails comprehensive collections of resort wear, swimwear and accessories. INCA believes that its unique designs, innovative sourcing, product positioning, wide range of price points, and commitment to branding attracts a customer seeking a ‘resort lifestyle experience.’ INCA’s sole business focus is that of S2 and S2’s subsidiary, INCA of South Beach.

Significant Accounting Policies

In preparing our financial statements we are required to formulate working policies regarding valuation of our assets and liabilities and to develop estimates of those values. In our preparation of the financial statements for 2008, there were three estimates made which were (a) subject to a high degree of uncertainty and (b) material to our results. They were:

•

The determination, described in Note J to the financial statements, to record a 100% valuation allowance against the deferred tax asset that arose from our net operating loss carryforward. The basis for the determination was our lack of assurance that we will generate profits in the future against which the NOL carryforward can be applied.

•	The determination of the amortization of debt discount, specified in Note D. The basis for the determination was our estimate of appropriate valuations.

•

The determination to record our leasehold improvements at cost. The basis for the determination was our estimation that future cash flows from our store will equal or exceed the recorded value of the leasehold improvement.

We made no material changes to our critical accounting policies in connection with the preparation of financial statements for 2008.

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

Results of Operations – Comparison of Years Ending December 31, 2008 and 2007

For the year ending December 31, 2008, the Company had revenues of $166,038 compared to revenues of $237,090 during 2007. The Company attributes this $71,052 decrease in revenue to the internal restructuring of the Company, as well as the re-evaluation and repositioning of outside and freelance consultants who were involved in marketing the Company’s products.

For the year ending December 31, 2008, the Company had an operating loss totaling $706,213 compared to operating loss of $1,338,512 for the same period in 2007. The reasons for the improvement were:

•

a 32% decrease in general and administrative expenses, which was primarily the result of restructuring the Company’s administrative functions and a reduction in costs related to the closing of the Securities Exchange Agreement; and

•

a reduction in selling expenses from $451,932 in 2007 to only $91,457 in 2008. The reduction in selling expenses was primarily the result of the Company’s decision to cut back on its wholesale business, lessening advertising costs and eliminating tradeshow and runway costs.

The reduction in general and administrative expenses and in selling expenses has continued in subsequent periods, primarily due to the Company’s lack of capital resources. If the Company obtains financing for its operations, however, operating expenses will increase.

Although the Company’s operating loss was reduced from $1,338,512 in 2007 to $706,213 in 2008, the Company recorded net other expenses totaling $2,474,597 in 2008, compared to net other income of $1,003,811 in 2007. The difference was attributable to:

•

$250,697 other income from change in derivatives in 2008 compared to $1,919,689 in 2007. This reduction occurred primarily due to the changing of conversion rates in convertible notes from a variable rate tied to market price to a fixed rate of $.001 per share.

•

$2,449,659 expense from amortization of debt discount in 2008 compared to a $521,677 expense in 2007. This increased expense is related to the accounting treatment of the capital raised during 2007 through convertible debt and the additional capital raised during 2008.

•

$700,893 debt extinguishment income in 2007, with no such income in 2008. The debt extinguishment income occurred in 2007 as a result of debt written off pursuant to statutes of limitations, more fully described in Note K – Extinguishment.

•

$409,295 settlement income in 2007 related to an agreement with executive officers of the predecessor company prior to the closing of the Securities Exchange Agreement as compared to only $62,588 in 2008 related to the Settlement Agreement with Stephanie Hirsch.

As a result of the large “other expenses” incurred in 2008, the Company recorded a net loss of $3,180,810 in 2008, compared to a net loss of $335,079 in 2007. Net income per share was $.01 in each year, as the weighted average shares outstanding increased more than tenfold from year to year.

Liquidity and Capital Resources

INCA began its current operations in 1996, and has not as yet attained a level of operations which allows it to meet its current overhead. We do not contemplate attaining profitable operations until late 2012, nor is there any assurance that such an operating level can ever be achieved. We will be dependent upon obtaining additional financing in order to adequately fund working capital, infrastructure, manufacturing expenses and significant marketing/investor related expenditures to gain market recognition, so that we can achieve a level of revenue adequate to support our cost structure, none of which can be assured. While INCA has funded its initial operations with private placements of equity and bridge loans, there can be no assurance that adequate financing will continue to be available to us and, if available, on terms that are favorable to us. These factors raise substantial doubt about our ability to continue as a going concern and the accompanying consolidated financial statements do not include any adjustments related to the recoverability or classification of asset carrying amounts or the amounts and classification of liabilities that may result should we be unable to continue as a going concern.

As of December 31, 2008, INCA’s cash balance was $4,735. Outstanding debt as of December 31, 2008 totaled $3,701,425 including $832,453 in loans from a related party. The Company’s working capital deficit as of December 31, 2008 was $3,608,454.

Since December 31, 2008, funds necessary to sustain the business have been derived from operations and loans from Stacy Josloff, the Company’s President and CEO. As of December 31, 2008, the Company owed Ms. Josloff the principle amount of approximately $556,000. There is no guaranty that Ms. Josloff will continue such funding, and funds from operations will not be adequate to continue operations. The Company will need to raise additional capital to expand operations to the point at which the Company can achieve profitability. The terms of financing that may be raised may not be on terms acceptable to the Company. If adequate funds cannot be raised, our business may fail.

Off Balance Sheet Arrangements

We do not have any off balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition or results of operations.

Recently Issued and Newly Adopted Accounting Pronouncements

Accounting Standard Codification

Effective July 1, 2009, the Company adopted the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 105-10, Generally Accepted Accounting Principles – Overall (“ASC 105-10”). ASC 105-10 establishes the FASB Accounting Standards Codification (the “Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with U.S. GAAP. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. All guidance contained in the Codification carries an equal level of authority. The Codification superseded all existing non-SEC accounting and reporting standards. All other non-grandfathered, non-SEC accounting literature not included in the Codification is non-authoritative. The FASB will not issue new standards in the form of Statements, FASB Positions or Emerging Issue Task Force Abstracts. Instead, it will issue Accounting Standards Updates (“ASUs”).

The FASB will not consider ASUs as authoritative in their own right. ASUs will serve only to update the Codification, provide background information about the guidance and provide the bases for conclusions on the change(s) in the Codification. References made to FASB guidance throughout this document have been updated for the Codification.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Our Company is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act, and as such, is not required to provide the information required under this item.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Financial statements are included and may be found at pages F-1 through F-10.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A(T).	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934. Based on this evaluation, management has determined that as of December 31, 2008, there were material weaknesses in our disclosure controls and procedures. The material weaknesses identified during management’s assessment were (i) a lack of sufficient internal accounting expertise to provide reasonable assurance that our financial statements and notes thereto, are prepared in accordance with generally accepted accounting principles (GAAP) and (ii) a lack of segregation of duties to ensure adequate review of financial statement preparation. Based on that evaluation, our management concluded that as of the date of the evaluation our disclosure controls and procedures were not effective to provide reasonable assurance that information required to be disclosed in the Company’s periodic filings under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including those officers, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

During the quarter ended December 31, 2008, there were no significant changes in internal controls of the Company, or other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Management’s Annual Report on Internal Control Over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The Company’s internal control over financial reporting includes those policies and procedures that:

•	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;

•	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

•

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

In connection with the preparation of our annual financial statements, we have assessed the effectiveness of internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or the COSO Framework. Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of those controls. Based on this evaluation, management has determined that as of December 31,2008, there were material weaknesses in our internal control over financial reporting. The material weaknesses identified during management’s assessment were (i) a lack of sufficient internal accounting expertise to provide reasonable assurance that our financial statements and notes thereto, are prepared in accordance with generally accepted accounting principles (GAAP) and (ii) a lack of segregation of duties to ensure adequate review of financial statement preparation. In light of these material weaknesses, management has concluded that, as of December 31, 2008, we did not maintain effective internal control over financial reporting. As defined by the Public Company Accounting Oversight Board Auditing Standard No. 5, a material weakness is a deficiency or a combination of deficiencies, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected. In order to ensure the effectiveness of our disclosure controls in the future we intend on adding financial staff resources to our accounting and finance department.

Attestation Report of the Registered Public Accounting Firm

This report does not include an attestation report of our registered public accounting firm regarding our internal controls over financial reporting. The disclosure contained under this Item was not subject to attestation by our registered public accounting firm in this annual report.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.

Directors, Executive Officers, Promoter and Control Persons

Identification of Directors and Executive Officers

Stacy Josloff serves as our sole office and director. She serves as director until the next annual meeting of shareholder or until her success has been elected and qualified. The executive officers of our Company and operating subsidiaries are appointed by our board of directors and hold office until their death, resignation or removal from office.

Executive Officer and Director	Age	Date of Appt.	Position(s) Held
Stacy Josloff	38	05/21/07	Chief Executive Officer, Chief Financial Officer, Treasurer, Secretary and Sole Director

There are no arrangements or understandings between our directors and executive officers and any other person pursuant to which any director or officer was or is to be selected as a director or officer, and there are no arrangements, plans or understandings as to whether non-management shareholders will exercise their voting rights to continue to elect the current board of directors. There are also no arrangements, agreements or understandings to our knowledge between non-management shareholders that may directly or indirectly participate in or influence the management of our affairs.

Business Experience

Stacy Josloff – Chief Executive Officer, Chief Financial Officer, Treasurer, Secretary and Sole Director

Since May 2007, Ms. Josloff has been responsible to conduct the daily activities of the Company and manages the sales and marketing of the Company’s products, its day-to-day personnel needs and financial decisions, and its relationship with other entities with which the Company has a relationship. Ms. Josloff has worked with S2 in various executive officer positions including President and Vice President since May 2004. Prior to joining S2, Josloff spent ten years as a sales executive at Ralph Lauren (Purple and Black Label) and Max Mara USA. Josloff graduated from The University of Michigan in 1994 with a Bachelor of Fine Arts degree.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires directors and certain officers of the Company, as well as persons who own more than 10% of a registered class of the Company’s equity securities (“Reporting Persons”), to file reports with the Commission. The Company believes that during fiscal 2008, all Reporting Persons timely complied with all filing requirements applicable to them.

Code of Ethics

Due to the small size of our management, at December 31, 2008 and as of the filing of this Annual Report, the Company had not approved a Code of Ethics.

Director Independence

There are no members of the Board of Directors that qualify as “independent” directors. The Company’s securities are not currently traded on an exchange that would require that the Board of Directors include a majority of directors that are “independent.”

Board Meetings and Committees

The Company did not hold any regular or special meetings of its Board of Directors during the year ended December 31, 2008 as all business was memorialized through seven Written Actions signed by all directors.

Due to the size of the board, the board does not have an audit, nominating or compensation committee. When necessary, the entire Board of Directors performs the tasks that would be required of those committees. The board also does not have an audit committee financial expert.

ITEM 11.	EXECUTIVE COMPENSATION.

Summary Compensation Table

The table below shows certain compensation information for services rendered in all capacities for the fiscal years ended December 31, 2008, 2007 and 2006 by our Chief Executive Officer and Chief Financial Officer. Other than as set forth herein, no executive officer’s salary and bonus exceeded $100,000 in any of the applicable years. The following information includes the dollar value of base salaries, bonus awards, the number of stock options granted and certain other compensation, if any, whether paid or deferred.

	Annual Compensation			Long Term Compensation
Name and Principal Position	Fiscal Year End	Salary ($)	Bonus ($)	All other and annual Compensa- tion and LTIP Payouts ($)	Securities under Options/ SARS Granted (#)	Restricted Shares or Restricted Share Units (#)
Stacy Josloff	2008	37,500	-0-	-0-	-0-	-0-
Chief Executive Officer,	2007	65,000	-0-	-0-	-0-	-0-
Chief Financial Officer	2006	30,000	-0-	-0-	-0-	-0-

Outstanding Equity Awards

None.

Compensation of Directors

The Company does not pay any compensation to its directors for services provided.

Employment Agreements

On May 21, 2007, the Company entered into employment agreements with Stacy Josloff to serve as Chief Executive Officer and Chief Financial Officer and with Stephanie Hirsch to serve as President and Secretary. The initial terms of the agreements were for five years, with an option to renew for an additional five-year period. Pursuant to the agreements, Josloff and Hirsch were to receive an annual base salary of $65,000. In addition to the base salary, Josloff and Hirsch were eligible for an annual bonus payment at the end of each fiscal year. The bonus is granted in the sole discretion of the Company’s board of directors and is based upon the Company’s performance and productivity. Josloff and Hirsch were eligible to receive bonus compensation in the form of cash, stock options, or a combination thereof, and were eligible for insurance benefits, reasonable expenses, and five (5) weeks of paid vacation in each calendar year.

On September 5, 2008, Hirsch resigned as President and Secretary, while giving notice to the Company that it was in breach of her employment agreement for failure to pay her base salary. On September 9, 2008, Hirsch gave notice to the Company that she was also resigning as a director of the Company. On October 15, 2008, Hirsch and the Company entered into a Settlement Agreement and Release pursuant to which (i) Hirsch’s employment agreement was canceled, (ii) she received certified funds equal to all unpaid salary through her resignation date, and (iii) her medical insurance was maintained by the Company for six (6) months from the date of settlement, among other things.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth the ownership, as of October 29, 2010, of our Common Stock by each person known by us to be the beneficial owner of more than 5% of our outstanding Common Stock, each of our directors and executive officers; and all of our directors and executive officers as a group. The information presented below regarding beneficial ownership of our voting securities has been presented in accordance with the rules of the SEC and is not necessarily indicative of ownership for any other purpose. Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, we believe that each of the shareholders named in this table has sole voting and investment power with respect to the shares indicated as beneficially owned. Applicable percentages are based upon 1,075,789,314 shares of Common Stock outstanding as of

October 29, 2010.

Name and Address of Beneficial Owner	Title of Class	Number of Shares Beneficially Owned(1)		Percent of Class
Stacy Josloff 2317 Collins Avenue Miami Beach, FL 33139	Common	777,164,020	(2)	66.83%
Evan Kaye 400 Alton Rd., Apt. 3103 Miami, FL 33139	Common	777,164,020	(3)	66.83%
All directors and executive officers as a group (1 person):	Common	355,585,000		33.05%

(1)

Beneficial ownership is determined in accordance with the rules of the SEC and includes voting or investment power with respect to securities. The indication herein that shares are beneficially owned is not an admission on the part of the listed stockholder that said listed stockholder is or will be a direct or indirect beneficial owner of those shares.

(2)

Includes (i) 355,585,000 shares owned individually by Stacy Josloff, (ii) 363,389,350 shares beneficially owned by her husband, Evan Kaye, and (iii) 58,159,670 shares due to Mr. Kaye upon conversion of a convertible promissory note. Ms. Josloff disclaims beneficial ownership to the 363,389,350 shares owned by Mr. Kaye and the shares due to Mr. Kaye upon conversion of the promissory note.

(3)

Includes (i) 363,389,350 shares issued in the name of Jade Consulting, LLC, an entity solely owned and controlled by Mr. Kaye, (ii) 58,159,670 shares due to Mr. Kaye upon conversion of a convertible promissory note, and (ii) 355,585,000 shares beneficially owned by his wife, Ms. Josloff. Mr. Kaye disclaims beneficial ownership to the 355,585,000 owned by Ms. Josloff.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

On September 5, 2008, Hirsch resigned as President and Secretary, while giving notice to the Company that it was in breach of her employment agreement for failure to pay her base salary. On September 9, 2008, Hirsch gave notice to the Company that she was also resigning as a director of the Company. On October 8, 2008, Hirsch, the Company, Josloff, Izzy Goldreich (Hirsch’s husband) (“Goldreich”) and other unrelated parties entered into a Settlement Agreement and Release (the “Settlement Agreement”), whereby (I) with respect to the Company, (i) Hirsch received certified funds equal to all unpaid salary through her resignation date; (ii) Hirsch’s medical insurance was maintained by the Company for six (6) months from the date of settlement, whereupon further maintenance would be the responsibility of Hirsch; and (iii) Goldreich, with respect to $61,800 owed to him by the Company (the “Goldreich Loan”), settled in full and released the Company of any and all claims he might have then and in the future in connection with the Goldreich Loan; (II) with respect to Josloff and the Company, both Josloff and the Company agreed to a general indemnification wherein Hirsch and Goldreich would be indemnified and held harmless against any and all claims, obligations, liabilities, etc. which may be imposed on, incurred by or asserted at any time against Hirsch or Goldreich with respect to INCA or any of its subsidiaries or affiliates; and (III) with respect to Josloff, contemporaneous with the execution of the Settlement Agreement, Hirsch and Josloff entered into a Stock Transfer Agreement whereby 171,292,500 shares of restricted Common Stock of the Company owned by Hirsch was transferred to Josloff as settlement of a demand promissory note between Hirsch and Josloff.

On October 12, 2010 a holding company owned by Evan Kaye converted $360,894.50 of debt into 360,894,500 shares of the Company’s Common Stock, which were issued to Jade Consulting, LLC, which is also wholly-owned by Mr. Kaye.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees. The aggregate fees billed for professional services rendered by Rosenberg Rich Baker Berman for the audit of the Company’s annual financial statements for the years ended December 31, 2008 and 2007 and quarterly review of the financial statements included in its Form 10-K or services that are normally provided by an accountant in connection with statutory and regulatory filings or engagements for the fiscal year were $20,000 and $36,350 respectively.

Audit-Related Fees. For the fiscal years ended December 31, 2008 and 2007, there were no fees billed by Rosenberg Rich Baker Berman for services reasonably related to the performance of the audit or review of the financial statements outside of those fees disclosed above under “Audit Fees.”

Tax Fees. For the fiscal years ended December 31, 2008 and 2007, we incurred aggregate fees and expenses of $0 and $10,120 respectively, payable to Rosenberg Rich Baker Berman.

All Other Fees. We incurred no other fees for the 2008 and 2007 fiscal years.

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

Exh. No.	Date of Document	Description of Document

3.1	October 28, 1998	Articles of Incorporation (1)

3.2	March 3,1999	Certificate of Amendment to Articles of Incorporation (1)

3.3	October 27, 2004	Certificate of Amendment to Articles of Incorporation (name change to Transportation Safety Technology, Inc.) (2)

3.4	March 9, 2007	Certificate to Accompany Restated Articles (name change to INCA Designs, Inc.) (3)

3.5	May 1, 2007	Certificate of Amendment to Articles of Incorporation (3)

3.6	August 13, 2008	Certificate of Amendment to Articles of Incorporation (*)

3.7	N/A	Bylaws (3)

10.1	May 21, 2007	Employment Agreement with Stacy Josloff (7)

10.2	June 25, 2008	Convertible Note for $652,585 issued to Stacy Josloff (4)

10.3	July 17, 2008	Convertible Promissory Note for $250,000 issued to Richard Girouard (5)

10.4	October 15, 2008	Settlement Agreement and Release (6)

21.1	October 29, 2010	List of Subsidiaries (*)

31.1	October 29, 2010	Certification of Chief Executive Officer and Chief Financial Officer of Periodic Report pursuant to Rule 13a-14a.*

32.1	October 29, 2010	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14b.*

(1)	Previously filed with Form 10B12G filed with the Commission on June 3, 1999.
(2)	Previously filed with the Preliminary Information Statement filed with the Commission on June 18, 2004.
(3)	Previously filed with Form 10-KSB for year ended December 31, 2007 filed with the Commission on March 28, 2008.
(4)	Previously filed with Form 8-K filed with the Commission on July 2, 2008.
(5)	Previously filed with Form 10-Q filed with the Commission on July 9, 2010.
(6)	Previously filed with Form 8-K filed with the Commission on October 15, 2008.
(7)	Previously filed with Form 8-K filed with the Commission on October 15, 2007.
(*)	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Title	Name	Date	Signature

Principal Executive Officer	Stacy Josloff	November 1, 2010	/S/ STACY JOSLOFF

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

By:	/S/ STACY JOSLOFF Stacy Josloff	Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, Director	November 1, 2010

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Inca Designs, Inc. and Subsidiary

We have audited the accompanying consolidated balance sheets of Inca Designs, Inc. and Subsidiary as of December 31, 2008 and 2007 and the related consolidated statements of operations, stockholders’ deficit, and cash flows for each of the years in the two-year period ended December 31, 2008. Inca Designs, Inc. & Subsidiary’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Inca Designs, Inc. and Subsidiary as of December 31, 2008 and 2007 and the results of their operations and its cash flows for each of the years in the two-year period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America.

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

Somerset, New Jersey

October 29, 2010

INCA DESIGNS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31, 2008	December 31, 2007
ASSETS
Current Assets:
Cash	$4,735	$14,172
Accounts receivable, net of allowance for doubtful accounts of $0 at December 31, 2008 and 2007	1,741	72,662
Inventory	86,495	89,085
Security deposits and other current assets	—	52,905

Total current assets	92,971	228,824

Fixed Assets:
Store equipment	30,747	17,476
Leasehold improvements	220,953	21,536

	251,700	39,012
Accumulated depreciation	(16,415)	(2,193)

Net fixed assets	235,285	36,819

Other Assets:
Security deposits and other assets	58,923	58,923
Lease purchase costs, net of amortization of $22,405 and $6,102 at December 31, 2008 and 2007, respectively	97,595	113,898

	156,518	172,821

Total assets	$484,774	$438,464

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Convertible notes payable, net of debt discount of $135,871 and $217,479 at December 31, 2008 and 2007, respectively	$904,129	$682,521
Notes and loans payable	859,000	859,000
Accrued interest	746,925	403,525
Related party convertible notes payable, net of debt discount of $152,014 and $217,479 at December 31, 2008 and 2007, respectively	447,986	182,521
Due to officer and related parties	384,467	658,325
Accounts payable	235,581	295,654
Accrued expenses and other liabilities	123,337	107,232
Derivative liabilities	—	250,697

Total current liabilities	3,701,425	3,439,475

Commitments and Contingencies	—	—

Stockholders’ Deficit:
Preferred stock - par value $0.0001; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock - par value $0.0001; 2,500,000,000 shares authorized; 714,894,814 and 52,309,814 shares issued and outstanding at December 31, 2008 and 2007, respectively	71,489	5,231
Additional paid-in capital	3,576,956	678,044
Accumulated deficit	(6,865,096)	(3,684,286)

Total stockholders’ deficit	(3,216,651)	(3,001,011)

Total liabilities and stockholders’ deficit	$484,774	$438,464

The accompanying footnotes are an integral part of these consolidated financial statements.

INCA DESIGNS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

	Year Ended December 31,
	2008	2007
Revenues, net	$166,038	$237,090
Cost of revenues	119,151	192,956

Gross profit	46,887	44,134

Operating expenses:
General and administrative	631,118	922,419
Selling expense	91,457	451,932
Depreciation and amortization	30,525	8,295

Total operating expense	753,100	1,382,646

Operating income (loss)	(706,213)	(1,338,512)

Other income (expense)
Interest expense	(343,400)	(1,505,703)
Amortization of debt discount	(2,449,659)	(521,677)
Change in derivatives	250,697	1,919,689
Debt extinguishment	—	700,893
Settlement income	62,588	409,295
Other income	5,177	1,314

Total other income (expense)	(2,474,597)	1,003,811

Income (loss) before taxes	(3,180,810)	(334,701)

Provision for income taxes	—	(378)

Net income (loss)	$(3,180,810)	$(335,079)

Earnings Per Share, Basic and Diluted:

Net income (loss)	$(0.01)	$(0.01)

Weighted Average Number of Shares Outstanding	382,632,787	31,385,563

The accompanying footnotes are an integral part of these consolidated financial statements.

INCA DESIGNS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

FOR THE PERIOD FROM JANUARY 1, 2007 THROUGH DECEMBER 31, 2008

	Common Stock		Additional Paid In Capital	Members’ Deficit	Accumulated Deficit	Total

	Shares	Amount
Balance, January 1, 2007	20,000,000	$2,000	$—	$(951,042)	$(14,579)	$(963,621)

Effects of merger and recapitalization pursuant to execution of Security Exchange Agreement	6,246,064	625	—	951,042	(3,334,628)	(2,382,961)
Shares issued in exchange for debt	26,063,750	2,606	678,044	—	—	680,650
Net loss	—	—	—	—	(335,079)	(335,079)

Balance, December 31, 2007	52,309,814	5,231	678,044	—	(3,684,286)	(3,001,011)

Shares issued for debt conversion	662,585,000	66,258	596,327	—	—	662,585
Beneficial conversion feature of convertible note	—	—	2,302,585	—	—	2,302,585
Net loss	—	—	—	—	(3,180,810)	(3,180,810)

Balance, December 31, 2008	714,894,814	$71,489	$3,576,956	$—	$(6,865,096)	$(3,216,651)

The accompanying footnotes are an integral part of these consolidated financial statements.

INCA DESIGNS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

	Year Ended December 31,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(3,180,810)	$(335,079)
Adjustments to reconcile net loss to net cash flows from operating activities:
Depreciation and amortization expense	30,525	8,295
Change in fair value of derivative instruments	(250,697)	(1,919,689)
Recognition of expense-derivative conversion feature	—	1,360,442
Amortization of debt discount	2,449,659	521,677
Settlement income	(62,588)	(409,295)
Extinguishment of debt	—	(700,893)
Bad debt expense	5,850	4,950
Changes in assets and liabilities:
Restricted cash	—	100,000
Accounts receivable	65,071	(3,187)
Inventory	2,590	(17,854)
Security deposits and other assets	52,905	(50,742)
Accounts payable	(59,285)	196,576
Accrued interest	343,400	145,261
Accrued expenses and other current liabilities	16,105	82,123

Net cash flows used in operating activities	(587,275)	(1,017,415)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equipment	(13,271)	(39,012)
Purchase of leasehold improvements	(199,417)	—
Purchase of lease	—	(120,000)

Net cash flows used in investing activities	(212,688)	(159,012)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from related party loans	490,526	503,845
Repayment of related party loans	—	(70,000)
Proceeds from convertible notes payable	300,000	745,000
Repayment of convertible notes payable	—	(70,000)

Net cash flows provided by financing activities	790,526	1,108,845

Decrease in cash	(9,437)	(67,582)
Cash, beginning of period	14,172	81,754

Cash, end of period	$4,735	$14,172

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid for interest	$—	$—

Cash paid for income taxes	$—	$378

SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING ACTIVITIES:

Conversion of notes payable into common stock	$662,585	$—

The accompanying footnotes are an integral part of these consolidated financial statements.

INCA DESIGNS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2008 AND 2007

NOTE A – THE COMPANY

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

On September 5, 2008, Hirsch resigned as President and Secretary, while giving notice to the Company that it was in breach of her employment agreement for failure to pay her base salary. On September 9, 2008, Hirsch gave notice to the Company that she was also resigning as a director of the Company. On October 15, 2008, Hirsch, the Company, Josloff, Izzy Goldreich (Hirsch’s husband) (“Goldreich”) and other unrelated parties entered into a Settlement Agreement and Release (the “Settlement Agreement”), whereby (I) with respect to the Company, (i) Hirsch received certified funds equal to all unpaid salary through her resignation date; (ii) Hirsch’s medical insurance was maintained by the Company for six (6) months from the date of settlement, whereupon further maintenance would be the responsibility of Hirsch; and (iii) Goldreich, with respect to $61,800 owed to him by the Company (the “Goldreich Loan”), settled in full and released the Company of any and all claims he might have then and in the future in connection with the Goldreich Loan; (II) with respect to Josloff and the Company, both Josloff and the Company agreed to a general indemnification wherein Hirsch and Goldreich would be indemnified and held harmless against any and all claims, obligations, liabilities, etc. which may be imposed on, incurred by or asserted at any time against Hirsch or Goldreich with respect to INCA or any of its subsidiaries or affiliates; and (III) with respect to Josloff, contemporaneous with the execution of the Settlement

INCA DESIGNS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2008 AND 2007

NOTE A – THE COMPANY (Continued)

Agreement, Hirsch and Josloff entered into a Stock Transfer Agreement whereby 171,292,500 shares of restricted common stock of the Company owned by Hirsch was transferred to Josloff as settlement of a demand promissory note between Hirsch and Josloff.

On February 28, 2009, INCA on LEX vacated the premises and terminated its lease on property located at 976 Lexington Avenue, New York, New York. INCA on LEX forfeited its $30,000 security agreement and was released from the remaining term of the lease. Simultaneous with the vacating of the premises at 976 Lexington Avenue, New York, New York, the Company moved its entire operation to Miami, Florida. The Company moved its office to 2317 Collins Avenue, Miami, Florida 33139, which is the also the office of INCA of South Beach.

INCA designs, contracts for the manufacture of, and retails comprehensive collections of resort wear, swimwear and accessories. INCA believes that its unique designs, innovative sourcing, product positioning, wide range of price points, and commitment to branding attracts a customer seeking a ‘resort lifestyle experience.’ INCA strives for its cross-generational collections to be timeless and sophisticated emphasizing beautiful fabrics, a great fit and price points positioned well below that of the upscale designer market. INCA believes a significant market exists for attainable luxury fashions purchased by a wide age range of strong fashionable women who are seeking sophisticated, high-quality, culturally driven collections.

The Company’s Common Stock trades on the Pink Sheets under the symbol “IDGI.”

Throughout these Notes to Consolidated Financial Statements, the terms “we,” “us,” “our,” “INCA,” or “our Company” refers to INCA Designs, Inc., and unless otherwise specified, includes its wholly owned subsidiary, S2 New York Design, Inc., a New York corporation (“S2NY”), and S2NY’s wholly owned limited liability corporations, INCA of South Beach, LLC, a Florida corporation (“INCA of SB”), and INCA on Lex, LLC, a New York corporation (“INCA on LEX”) or collectively (“S2NY’s subsidiaries”).

NOTE B – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company, the Company’s wholly owned subsidiary (S2NY), and S2NY’s two wholly owned LLCs (INCA of SB and INCA on LEX). All intra-company accounts and transactions have been eliminated in consolidation.

The accompanying consolidated financial statements include the accounts of the Company and the Company’s subsidiaries. All intra-company accounts and transactions have been eliminated in consolidation.

Cash and Cash Equivalents

For purposes of the Statements of Cash Flows, the Company considers amounts held by financial institutions and short-term investments with an original maturity of 90 days or less to be cash and cash equivalents. The Company periodically deposits cash with financial institutions in excess of the maximum federal insurance limits (FDIC).

INCA DESIGNS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2008 AND 2007

NOTE B – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Trade Accounts Receivable

Trade accounts receivable are customer obligations due under normal trade terms. The Company provides an allowance for doubtful accounts, which is based upon a review of outstanding receivables, historical collection information and existing economic conditions. Normal trade accounts receivable are due 30 days from invoice date and considered past due after that. At December 31, 2008 and 2007 there were no past due trade accounts receivable and therefore no allowance for doubtful accounts was provided. Trade accounts receivable past due more than 90 days are considered delinquent. Delinquent receivables are written off based on individual credit evaluations, results of collection efforts, and specific circumstances of the customer. Recoveries of accounts previously written off are recorded as reductions of bad debt expense when received.

Inventories

Inventory is stated at the lower of cost (First-In, First-Out (“FIFO”) method) or market. Inventories consist primarily of finished goods.

Property and Equipment

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

Long-Lived Assets

The Company reviews the carrying value of long-lived assets, such as property and equipment, whenever events or circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss is recognized to reduce the carrying value of the asset to its estimated fair value.

Debt Discounts

Costs incurred with parties who are providing long-term financing, which include the intrinsic value of beneficial conversion features associated with the underlying debt, are reflected as a debt discount. These discounts are generally amortized over the life of the related debt. Amortization expense is included in Other Income (Expense) on the Company’s Audited Consolidated Statement of Operations.

INCA DESIGNS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2008 AND 2007

NOTE B – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Fair Value of Financial Instruments

The carrying amounts reported in the consolidated balance sheets as of December 31, 2008 and 2007 for cash, accounts receivable, inventories, accounts payable and accrued expenses and other current liabilities approximate the fair value because of the immediate or short-term maturity of these financial instruments. The fair value of debt approximates its carrying value at the stated or discounted rate of the debt to reflect recent market conditions.

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

Revenue Recognition

Retail store revenue is recognized at the point of sale via a cash or credit card purchase. Wholesale sales revenue is recognized when the product has been shipped and collectability is reasonably assured. Revenue recognized from these sales is net of applicable provisions for refunds, discounts and allowances.

Shipping and Handling Costs

The Company expenses all shipping and handling costs as incurred. These costs are included in Cost of Sales and totaled approximately $1,000 and $5,000 for the years ended December 31, 2008 and 2007.

Advertising Costs

The Company expenses all advertising costs as incurred. For the years ended December 31, 2008 and 2007, the Company’s advertising costs were $70,231 and $107,988, respectively.

Stock Based Compensation

The Company follows the requirements of ASC 718-10, Share Based Payments with regard to stock-based compensation issued to employees. The Company has various employment agreements consulting arrangements that call for stock to be awarded to the employees and consultants at various times as compensation and periodic bonuses. The expense for this stock based compensation is equal to the fair value of the stock that was determined by using the closing trading price on the day the stock was awarded multiplied by the number of shares awarded.

INCA DESIGNS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2008 AND 2007

NOTE B – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Earnings Per Share

The Company calculates earnings per share (“EPS”) in accordance with ASC 260, “Earnings Per Share”, which requires the computation and disclosure of two EPS amounts, basic and diluted. Basic EPS is computed based on the weighted average number of shares of common stock outstanding during the period. Diluted EPS is computed based on the weighted average number of common shares outstanding plus all potentially dilutive common shares outstanding during the period. Such potential dilutive common shares consist of stock options, non-vested shares (restricted stock) and warrants. Potential common shares that have an anti-dilutive effect totaling 2,010,000,000 are excluded from the diluted earnings per share.

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

Recently Issued and Newly Adopted Accounting Pronouncements

Accounting Standard Codification

Effective July 1, 2009, the Company adopted the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 105-10, Generally Accepted Accounting Principles – Overall (“ASC 105-10”). ASC 105-10 establishes the FASB Accounting Standards Codification (the “Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with U.S. GAAP. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. All guidance contained in the Codification carries an equal level of authority. The Codification superseded all existing non-SEC accounting and reporting standards. All other non-grandfathered, non-SEC accounting literature not included in the Codification is non-authoritative. The FASB will not issue new standards in the form of Statements, FASB Positions or Emerging Issue Task Force Abstracts. Instead, it will issue Accounting Standards Updates (“ASUs”).

The FASB will not consider ASUs as authoritative in their own right. ASUs will serve only to update the Codification, provide background information about the guidance and provide the bases for conclusions on the change(s) in the Codification. References made to FASB guidance throughout this document have been updated for the Codification.

INCA DESIGNS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2008 AND 2007

NOTE C – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company incurred a loss from operations of approximately $706,000 during the year ended December 31, 2008, had an accumulated deficit, and had negative cash flow from operations of approximately $587,000. These matters raise substantial doubt about the Company’s ability to continue as a going concern.

NOTE D – CONVERTIBLE NOTES PAYABLE

As of December 31, 2008 and 2007, the Company had the following convertible promissory notes (the “Convertible Notes”) listed below. During 2008, the following changes were made to the Convertible Notes: (A) on June 27, 2008, the Company’s Board of Directors approved a change in the conversion rate for the below listed Convertible Notes from “a forty percent discount to the market price of the Company’s Common Stock or $0.50 per share, whichever is lower” to a fixed conversion rate of $0.001 per share. (B) certain Convertible Note holders agreed to forbear from exercising their conversion rights under their respective Convertible Notes for a period of six months beginning June 27, 2008 provided that a predetermined repayment schedule was met during the six month period. The repayment schedule was not met and in accordance with the terms of the forbearance agreement, the forbearance agreement was voided. This occurrence of the default gave the Convertible Note holders the right to immediately convert their holdings into the Company’s Common Stock at a conversion rate of $0.001 per share. (C) on July 1, 2008 certain Convertible Note holders agreed to forbear from exercising certain rights under

INCA DESIGNS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2008 AND 2007

NOTE D – CONVERTIBLE NOTES PAYABLE (Continued)

their respective Convertible Notes including the collection of default interest and legal actions for a period of six months beginning July 1, 2008 or on the 11th day from the date the Convertible Note holders delivers a Notice of Conversion of $160,000 of its $180,000 Convertible Note then in default. Upon expiration of the forbearance agreement, the interest rate on any unpaid balance of the Convertible Notes increased to 25% per annum.

	December 31, 2008	December 31, 2007
On July 17, 2008, the Company issued a Convertible Promissory Note to an individual for $250,000 with a due date of July 15, 2009 (the “July Note 2008”). The July 2008 Note accrues interest at a rate of 18% per annum. The July 2008 Note is currently in default. The July 2008 Note contains 4.99% ownership cap provisions. The shares underlying the July 2008 Note are covered under a registration rights agreement. In conjunction with the July 2008 Note, the Company issued Warrants to purchase 250,000,000 shares of Common Stock of the Company with an exercise price of $0.001 per share.	250,000	-0-

COVERED UNDER (A and B) ABOVE:

On May 21, 2007, the Company assumed and reissued a Convertible Promissory Note with an effective date of November 20, 2006 to an individual for $100,000 with a due date of September 30, 2007 (the “Note”). The Note accrued interest at a rate of 24% per annum. The Note is currently in default. Upon default, the interest rate increased to 25% per annum. The shares underlying the Note are covered under a registration rights agreement. In conjunction with the Note, the Company issued Warrants to purchase 200,000 shares of Common Stock of the Company with an exercise price of $0.50 per share, none having been exercised at December 31, 2008, all of which expired unexercised on October 31, 2009.

	$100,000	$100,000

On May 21, 2007, the Company assumed and reissued a Convertible Promissory Note with an effective date of November 20, 2006 to an individual for $125,000 with a due date of September 30, 2007 (the “Note”). The Note accrues interest at a rate of 24% per annum. The Note is currently in default. Upon default, the interest rate increased to 25% per annum. The shares underlying the Note are covered under a registration rights agreement. In conjunction with the Note, the Company issued Warrants to purchase 250,000 shares of Common Stock of the Company with an exercise price of $0.50 per share, none having been exercised at September 30, 2008, all of which expired unexercised on October 31, 2009.

	125,000	125,000

INCA DESIGNS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2008 AND 2007

NOTE D – CONVERTIBLE NOTES PAYABLE (Continued)

On May 21, 2007, the Company assumed and reissued a Convertible Promissory Note with an effective date of November 20, 2006 to an individual for $100,000 with a due date of September 30, 2007 (the “Note”). The Note accrues interest at a rate of 24% per annum. The Note is currently in default. Upon default, the interest rate increased to 25% per annum. The shares underlying the Note are covered under a registration rights agreement. In conjunction with the Note, the Company issued Warrants to purchase 200,000 shares of Common Stock of the Company with an exercise price of $0.50 per share, none having been exercised at December 31, 2008, all of which expired unexercised on October 31, 2009.

100,000	100,000

On May 21, 2007, the Company assumed and reissued a Convertible Promissory Note with an effective date of November 20, 2006 to an individual for $100,000 with a due date of September 30, 2007 (the “Note”). The Note accrues interest at a rate of 24% per annum. The Note is currently in default. Upon default, the interest rate increased to 25% per annum. The shares underlying the Note are covered under a registration rights agreement. In conjunction with the Note, the Company issued Warrants to purchase 200,000 shares of Common Stock of the Company with an exercise price of $0.50 per share, none having been exercised at December 31, 2008, all of which expired unexercised on October 31, 2009.

100,000	100,000

On May 21, 2007, the Company assumed and reissued a Convertible Promissory Note with an effective date of November 20, 2006 to an individual for $75,000 with a due date of September 30, 2007 (the “Note”). The Note accrues interest at a rate of 24% per annum. The Note is currently in default. Upon default, the interest rate increased to 25% per annum. The shares underlying the Note are covered under a registration rights agreement. In conjunction with the Note, the Company issued Warrants to purchase 150,000 shares of Common Stock of the Company with an exercise price of $0.50 per share, none having been exercised at December 31, 2008, all of which expired unexercised on October 31, 2009.

75,000	75,000

INCA DESIGNS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2008 AND 2007

NOTE D – CONVERTIBLE NOTES PAYABLE (Continued)

COVERED UNDER (A and C) ABOVE:

On June 20, 2007, the Company issued a Convertible Promissory Note to an entity for $200,000 with a due date of June 20, 2008 (the “Note”). The Note accrues interest at a rate of 10% per annum. The Note is currently in default. The shares underlying the Note are covered under a registration rights agreement. In December 2007, the Company made a $20,000 payment towards principle. On July 1, 2008, the entity converted $160,000 of the principle balance into 160,000,000 restricted shares of Common Stock of the Company.	20,000	180,000

On October 2, 2007, the Company issued a Convertible Promissory Note to an entity for $250,000 with a due date of October 1, 2008 (the “Note”). The Note accrues interest at a rate of 10% per annum. The Note called for separate fundings of $50,000 each on October 2, October 18, November 12, and December 7, 2007 and January 10, 2008. The Note is currently in default. The shares underlying the Note are covered under a registration rights agreement. In December 2007, the Company made a $50,000 payment towards principal.	200,000	150,000

On November 28, 2007, the Company issued a Convertible Promissory Note to an entity for $70,000 with a due date of November 28, 2008 (the “Note”). The Note accrues interest at a rate of 10% per annum. The Note is currently in default. The shares underlying the Note are covered under a registration rights agreement.	70,000	70,000

	1,040,000	900,000

Debt Discount	(135,871)	(217,479)

TOTAL	$904,129	$682,521

With regards to the convertible note of $250,000 issued July 17, 2008 listed above, the debt discount was $250,000, made up of the following, (i) the intrinsic value of the beneficial conversion feature which was determined to be $129,310 and (ii) the relative fair value of the Warrant which was determined to be $120,690. Amortization of debt discount related to the July 2008 Note was $114,129 for the year ended December 31, 2008, and the unamortized portion at December 31, 2008 was $135,871.

Amortization of the debt discount including that related to the July 2008 Note totaled $1,281,608 and $328,570 for the years ended December 31, 2008 and 2007, respectively.

INCA DESIGNS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2008 AND 2007

NOTE E – NOTES PAYABLE

As of December 31, 2008 and 2007, the Company has the following notes and loan obligations.

	December 31, 2008	December 31, 2007
The principal balance on promissory notes with a financial institution totaled $484,000. The note carries an interest rate of 9.25% per annum. In August 2002, the Company negotiated a settlement with the financial institution with payment terms of $5,000 per month on the promissory notes. During the year ended September 31, 2008, no payments were made. This obligation is currently in default.	$484,000	$484,000

In June 2002, the Company issued a note for $150,000 with a maturity date of July 1, 2006 and an interest rate of one (1%) percent. As a result of a default for non-payment, the interest rate on the note accelerated to fifteen (15%) percent per annum on the date of maturity. The default also prompted a late charge of five (5%) per annum on any overdue amount. This obligation is currently in default.	150,000	150,000

In October 2004, the Company issued a promissory note for $62,500 with a maturity date of April 30, 2005 and an interest rate (5.75%) equal to the Prime Rate on the day prior to the date the principal payment is due. This obligation is currently in default.	62,500	62,500

In December 2004, the Company issued a promissory note for $62,500 with a maturity date of April 30, 2005 and an interest rate (5.75%) equal to the Prime Rate on the day prior to the date the principal payment is due. This obligation is currently in default.	62,500	62,500

In April 2007, the Company issued a Single Payment Promissory Note to an individual for $100,000. The note accrues interest at a rate of 15% per annum and is due on April 2, 2008. This obligation is currently in default.	100,000	100,000

TOTAL	$859,000	$859,000

INCA DESIGNS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2008 AND 2007

NOTE F – RELATED PARTIES

Related party convertible notes payable

On June 25, 2008, INCA issued a Convertible Promissory Note to Josloff, for $652,585 with a due date of July 1, 2009 (the “Note”). The Note was issued in consideration for amounts previously advanced to the Company by Josloff. The Note accrues interest at a rate of 10% per annum. The Note is currently in default. The Note is convertible into shares of the Company’s Common Stock at any time after the date of issuance at a fixed conversion price of $.001 per share. On July 1, 2008 Josloff converted $171,293 into 171,292,500 shares of the Company’s Common Stock. Also on July 1, 2008 Josloff sold $171,293 to a then officer and director of the Company, which shares were, on July 1, 2008, also converted into 171,292,500 shares of the Company’s Common Stock. At December 31, 2008, the outstanding balance was $310,000. Debt discount at December 31, 2008 totaled $152,014. Amortization of debt discount totaled $500,571 for the year ended December 31, 2008.

During 2008 and 2007, a related party loan the Company $50,000 and $470,000, respectively, of which $70,000 was repaid during 2007. The Company delivered three separate convertible promissory notes to the related party for $250,000, $200,000, and $70,000. These convertible promissory notes accrued interest at 10% per annum. On June 27, 2008, the Company’s Board of Directors approved a change in the conversion rate for the these convertible promissory notes from “a forty percent discount to the market price of the Company’s Common Stock or $0.50 per share, whichever is lower” to a fixed conversion rate of $0.001 per share. On July 1, 2008 the related party agreed to forbear from exercising certain rights under its convertible promissory notes including the collection of default interest and legal actions for a period of six months beginning July 1, 2008 or on the 11th day from the date the related party delivers a Notice of Conversion of $160,000 of its $180,000 convertible promissory notes then in default. Upon expiration of the forbearance agreement, the interest rate on any unpaid balance of the convertible promissory notes increased to 25% per annum. At December 31, 2008 and 2007 the outstanding balance was $290,000 and $400,000 respectively. At December 31, 2008 and 2007 debt discount totaled $0 and $217,479, respectively. Amortization of debt discount totaled $667,480 and $193,107 for the year ended December 31, 2008 and 2007, respectively. On August 31, 2010, the Company’s Board of Directors approved the conversion of $360,895 of the principal and interest of the convertible promissory notes into 360,894,500 shares of its Common Stock.

Due to officers and related parties

During 2008, Josloff loaned the Company $245,665. The loan accrues interest at a rate of 6% per annum. During 2008 and 2007, a related party loan the Company $138,802 and $5,740, respectively. The loans accrue interest at a rate of 6% per annum.

INCA DESIGNS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2008 AND 2007

NOTE G – ACCRUED EXPENSES AND OTHER LIABILITIES

As of December 31, 2008 and 2007, other current liabilities consist of the following:

	December 31, 2008	December 31, 2007
Loan payable (non-interest bearing)	$117,375	$81,756
Payroll liabilities	5,962	18,225
Customer deposits and store credits	-0-	7,251

TOTAL	$123,337	$107,232

NOTE H – DERIVATIVES

In accordance with ASC 815, “Accounting for Derivative Instruments and Hedging Activities”, the conversion features associated with the convertible debentures are variable and contain an embedded derivative that requires bifurcation from their host contacts. The company has recognized the embedded derivatives as a liability at the date the debentures were issued. As of December 31, 2008, the change in the fair value of the derivatives resulted in an accounting gain of $250,697. As of July 1, 2008, the conversion rate for all outstanding convertible debt was changed to a fixed conversion rate of $0.001, thereby eliminated the requirement for further treatment of the embedded derivatives. At December 31, 2008 and December 31, 2007, the unamortized portion of the debt discount related to the derivatives and the fair value of the derivative liabilities was $0 and $250,697, respectively.

NOTE I – STOCKHOLDERS’ EQUITY

Common Stock

On June 27, 2008, the Company’s Board of Directors approved an amendment to the Company’s Articles of Incorporation to increase the number of authorized shares of Common Stock from 1,000,000,000 to 2,500,000,000.

On July 1, 2008, Stacy Josloff, (“Josloff”), the Company’s Chief Executive Officer, Chief Financial Officer, and Treasurer converted $171,293 of her outstanding promissory note with the Company in exchange for 171,292,500 shares of the Company’s Common Stock. Also on July 1, 2008, Josloff sold $171,293 of her outstanding promissory note to Stephanie Hirsch, the Company’s President and Secretary (“Hirsch”), at which time Hirsch converted the $171,293 in exchange for 171,292,500 shares of the Company’s Common Stock.

On July 1, 2008, two entities each converted $90,000 of the principle balance of their $180,000 convertible promissory notes and the entire balance of their $70,000 convertible promissory notes into 90,000,000 and 70,000,000 shares of Common Stock of the Company, respectively. (Shares of Common Stock of the Company issued under these conversions totaled 320,000,000).

INCA DESIGNS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2008 AND 2007

NOTE I – STOCKHOLDERS’ EQUITY (Continued)

Warrant to Purchase Common Stock

At December 31, 2008, the Company had issued and outstanding warrants to purchase common stock of the Company (the “Warrant(s)”) totaling 251,000,000, none having been exercised at December 31, 2008. Warrants totaling 1,000,000 have an exercise price of $0.50 per share and are covered under a registration right agreement. Of this amount, 350,000 Warrants expired unexercised on September 30, 2009 and 650,000 Warrants expired unexercised on October 31, 2009.

In July 2008, the Company entered into a Convertible Note transaction which involved the receipt of cash totaling $250,000 and the issuance of a Warrant totaling 250,000,000. The Warrant has an exercise price of $0.001 per share and expires in July 2011. The relative fair value of the Warrant was $120,690. The relative fair value of the Warrant was estimated as of the date of grant using the Black-Scholes pricing model, based on the following weighted average assumptions: annual expected return of 0%, annual volatility of 274.45%, based on a risk-free interest rate of 2.7% and expected life of 3 years.

Stock Options

Effective January 1, 1999, the Company established a non-qualified stock option plan (“Stock Option Plan”) pursuant to which 30,000 shares of common stock are reserved for issuance upon the exercise of options. The option plan is designed to serve as an incentive for retaining qualified and competent key employees, officers and the director of the Company. As of December 31, 2008 and 2007 no options are outstanding.

NOTE J – INCOME TAXES

As of December 31, 2007, the Company has a net operating loss carry forward of approximately $2,800,000 resulting in a deferred tax asset of $724,000. The deferred tax asset has been fully reserved against a valuation allowance. As a result, the valuation allowance for the year ended December 31, 2007 increased by $311,000.

INCA DESIGNS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2008 AND 2007

NOTE J – INCOME TAXES (Continued)

The components of the provision (benefit) for income taxes are as follows:

	Twelve Months Ended December 31,
	2008	2007
CURRENT
Federal	$-0-	$-0-
State	-0-	-0-

Total current tax provision	-0-	-0-

DEFERRED
Federal	-0-	-0-
State	-0-	-0-

Total deferred tax benefit	-0-	-0-

Total tax provision (benefit)	$-0-	$-0-

Temporary differences:

Deferred Tax Assets:

Net operating loss carry-forward	$374,000	$117,000
Amortization	6,000	-0-
Depreciation	6,000	3,000
Accrued interest	284,000	293,000
Less: valuation allowance	(670,000)	(413,000)

Deferred tax assets	-0-	-0-
Deferred tax liabilities	-0-	-0-

Net deferred tax asset	$-0-	$-0-

The Company had federal and state net operating tax loss carry-forward of approximately $3,800,000 as of December 31, 2008. The tax loss carry-forwards are available to offset future taxable income with the federal and state carry-forwards beginning to expire in 2027.

In 2008, the deferred tax valuation allowance increased by approximately $257,000. The realization of the tax benefits is subject to the sufficiency of taxable income in future years. The combined deferred tax assets represent the amounts expected to be realized before expiration.

The Company periodically assesses the likelihood that it will be able to recover its deferred tax assets. The Company considers all available evidence, both positive and negative, including historical levels of income, expectations and risks associated with estimates of future taxable income and ongoing prudent and feasible profits. As a result of this analysis of all available evidence, both positive and negative, the Company concluded that it is more likely than not that its net deferred tax assets will ultimately be recovered and, accordingly, no valuation allowance was recorded as of December 31, 2008.

INCA DESIGNS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2008 AND 2007

NOTE J – INCOME TAXES (Continued)

The difference between the expected income tax expense (benefit) and the actual tax expense (benefit) computed by using the Federal statutory rate of 35% is as follows:

	Twelve Months Ended December 31,
	2008	2007
Expected income tax benefit (loss) at statutory rate of 35%	$391,000	$134,000
State and local tax benefit, net of federal	-0-	-0-
Change in valuation account	(391,000)	(133,622)

Income tax expense (benefit)	$-0-	$378

NOTE K – DEBT EXTINGUISHMENT

For the year ended December 31, 2007, the Company has written off prior period debts totaling $700,893 broken down as follows: notes and loans payable - $520,296, convertible promissory notes - $108,300, and accrued interest - $72,297. This write-off was supported by an opinion of Company counsel in which it was it was opined that pursuant to the laws of the State of Florida any written instrument evidencing debt has a five (5) years statute of limitation upon which to commence an action for repayment of such obligation upon default, and accordingly, the holder of such debt will be precluded from commencing an action to collect such debt five (5) years from the maturity date or date of default of such debt. The $700,893 is reflected as Other Income on the accompanying audited consolidated financial statements.

NOTE L – COMMITMENTS AND CONTINGENCIES

Leases

976 Lexington Avenue, New York, NY

On August 16, 2007, INCA on LEX, LLC, purchased the remaining term of the lease for the property on 976 Lexington Avenue from the prior occupant for a total of $150,000 (the “Lexington Ave. Lease”). The price included a security deposit of $30,000 (the “Security Deposit”) and purchase fee of $120,000 (the “Lease Purchase Cost”). The original term of the lease was for ten years, commencing on January 1, 2005 with monthly payments of $10,000. The Lease Purchase Cost was amortized over the remaining life of the lease.

On February 28, 2009, the Company vacated the premises, terminated its lease on the property (forfeiting its Security Deposit and the Lease Purchase Costs), and was released from the remaining term of the lease. The Security Deposit was applied to rent expense and the unamortized balance of the Lease Purchase Cost of $94,967 was written off in 2009. The Company also recorded a loss on disposal of fixed assets of $22,139 for the write-off of store equipment and leasehold improvements.

INCA DESIGNS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2008 AND 2007

NOTE L – COMMITMENTS AND CONTINGENCIES (Continued)

Leases (Continued)

976 Lexington Avenue, New York, NY (Continued)

Rent expense for the year ended December 31, 2008 and the period from August 16 through December 31, 2007 was $121,156 and $58,521, respectively.

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

Future minimum rent payments are as follows:

2009	85,000
2010	85,000
2011	85,863
2012	90,627
2013	93,346
Thereafter	491,971

$931,807

Simultaneous with the vacating of its office on 976 Lexington Avenue, the Company moved its entire operation to Miami Beach, Florida and moved its corporate office to 2317 Collins Avenue, Miami, FL 33139.

Litigation

Management is not aware of any legal proceedings contemplated by any governmental authority or other party involving the Company or its properties. No director, officer or affiliate of the Company is (i) a party adverse to the Company in any legal proceedings, or (ii) has an adverse interest to the Company in any legal proceedings. Management is not aware of any other legal proceedings pending or that have been threatened against the Company or its properties. As of December 31, 2008, the Company owed approximately $18,000 in payroll taxes originating in periods prior to 1999. Federal and state tax liens have been filed against the Company in connection with unpaid payroll taxes. Although the Internal Revenue Service and the Employment Commission of the State of New York have filed liens against the Company, respectively, as a result of unpaid payroll taxes, these governmental entities have not initiated legal proceedings against the Company to seize the Company’s assets to pay such taxes.

INCA DESIGNS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2008 AND 2007

NOTE M – SETTLEMENT AGREEMENT

On October 8, 2008, Hirsch, the Company, Josloff, Izzy Goldreich (Hirsch’s husband) (“Goldreich”) and other unrelated parties entered into a Settlement Agreement and Release (the “Settlement Agreement”), whereby (I) with respect to the Company, (i) Hirsch received certified funds equal to all unpaid salary through her resignation date; (ii) Hirsch’s medical insurance was maintained by the Company for six (6) months from the date of settlement, whereupon further maintenance would be the responsibility of Hirsch; and (iii) Goldreich, with respect to $61,800 owed to him by the Company (the “Goldreich Loan”), settled in full and released the Company of any and all claims he might have then and in the future in connection with the Goldreich Loan; (II) with respect to Josloff and the Company, both Josloff and the Company agreed to a general indemnification wherein Hirsch and Goldreich would be indemnified and held harmless against any and all claims, obligations, liabilities, etc. which may be imposed on, incurred by or asserted at any time against Hirsch or Goldreich with respect to INCA or any of its subsidiaries or affiliates; and (III) with respect to Josloff, contemporaneous with the execution of the Settlement Agreement, Hirsch and Josloff entered into a Stock Transfer Agreement whereby 171,292,500 shares of Common Stock of the Company owned by Hirsch was transferred to Josloff as settlement of a demand promissory note between Hirsch and Josloff.

NOTE N – RECLASSIFCATION

Certain amounts in the consolidated financial statements as of and for the year ended December 31, 2007 have been reclassified for comparative purposes to conform to the presentation in the consolidated financial statements as of and for the year ended December 31, 2008.

NOTE O – SUBSEQUENT EVENTS

In October 2010, a related party gave notice to the Company of its intent to convert a portion of its convertible notes payable. Amount of the conversion totaled $360,894.50 in principle and interest. The Company approved the conversion and accordingly issued 360,894,500 shares of its Common Stock.

The Company has evaluated subsequent events that have occurred through the date of this financial statement issuance and has determined that, except as noted above, there were no material events since the balance sheet of this report.