Form 10-Q
period 2009-03-31
INCA Designs Inc
filed 2010-11-15
CIK 1084702

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

The number of shares outstanding of the Issuer’s Common Stock as of November 15, 2010 was 1,075,789,314.

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

INCA DESIGNS, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	March 31, 2009	December 31, 2008
	(Unaudited)
ASSETS
Current Assets:
Cash	$9,317	$4,735
Accounts receivable, net of allowance for doubtful accounts of $0 at March 31, 2009 and December 31, 2008	2,123	1,741
Inventory	127,570	86,495
Other current assets	10,840	—

Total current assets	149,850	92,971

Fixed Assets:
Store equipment	27,566	30,747
Leasehold improvements	199,417	220,953

	226,983	251,700
Accumulated depreciation	(21,181)	(16,415)

Net fixed assets	205,802	235,285

Other Assets:
Security deposits	21,250	58,923
Lease purchase costs, net of amortization of $0 and $22,405 at March 31, 2009 and December 31, 2008, respectively	—	97,595

	21,250	156,518

Total assets	$376,902	$484,774

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Convertible notes payable, net of debt discount of $73,372 and $135,871 at March 31, 2009 and December 31, 2008, respectively	$966,628	$904,129
Notes payable	859,000	859,000
Accrued interest	856,973	746,925
Due to officer and related parties	627,567	384,467
Related party convertible notes payable, net of debt discount of $74,515 and $152,014 at March 31, 2009 and December 31, 2008, respectively	525,485	447,986
Accounts payable	169,742	235,581
Accrued expenses and other liabilities	129,129	123,337

Total current liabilities	4,134,524	3,701,425

Commitments and Contingencies	—	—

Stockholders’ Deficit:
Preferred stock - par value $0.0001; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock - par value $0.0001; 2,500,000,000 shares authorized; 714,894,814 shares issued and outstanding	71,489	71,489
Additional paid-in capital	3,576,956	3,576,956
Accumulated deficit	(7,406,067)	(6,865,096)

Total stockholders’ deficit	(3,757,622)	(3,216,651)

Total liabilities and stockholders’ deficit	$376,902	$484,774

The accompanying footnotes are an integral part of these consolidated financial statements.

INCA DESIGNS, INC. AND SUBSIDIARY

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008

	March 31,
	2009	2008

Revenues, net	$59,497	$63,079

Cost of revenues	34,508	30,586

Gross profit	24,989	32,493

Operating expenses:
General and administrative	168,324	188,405
Selling expense	15,999	9,152
Depreciation and amortization	14,486	5,034

Total operating expenses	198,809	202,591

Operating loss	(173,820)	(170,098)

Other expense
Amortization of debt discount	139,998	244,769
Interest expense	110,047	76,091
Loss on write-off lease costs	94,967	—
Loss on disposal of assets	22,139	—
Change in derivatives	—	376,434

Total other expense	367,151	697,294

Loss before income taxes	(540,971)	(867,392)

Provision for income taxes	—	—

Net loss	$(540,971)	$(867,392)

Earnings Per Share, Basic and Diluted:

Net loss	$(0.00)	$(0.02)

Weighted Average Number of Shares Outstanding	714,894,814	52,309,814

The accompanying footnotes are an integral part of these consolidated financial statements.

INCA DESIGNS, INC. AND SUBSIDIARY

UNAUDITED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

FOR THE PERIOD FROM JANUARY 1, 2008 THROUGH MARCH 31, 2009

	Common Stock		Additional Paid In Capital	Accumulated Deficit	Total
	Shares	Amount

Balance, January 1, 2008	52,309,814	$5,231	$678,044	$(3,684,286)	$(3,001,011)

Shares issued for debt conversion	662,585,000	66,258	596,327	—	662,585
Beneficial conversion feature of convertible note	—	—	2,302,585	—	2,302,585
Net loss	—	—	—	(3,180,810)	(3,180,810)

Balance, December 31, 2008	714,894,814	71,489	3,576,956	(6,865,096)	(3,216,651)

Net loss	—	—	—	(540,971)	(540,971)

Balance, March 31, 2009	714,894,814	$71,489	$3,576,956	$(7,406,067)	$(3,757,622)

The accompanying footnotes are an integral part of these consolidated financial statements.

INCA DESIGNS, INC. AND SUBSIDIARY

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008

	March 31,
	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(540,971)	$(867,392)
Adjustments to reconcile net loss to net cash flows from operating activities:
Depreciation and amortization expense	14,486	5,034
Change in fair value of derivative instruments	—	376,434
Amortization of debt discount	139,998	244,769
Disposal of fixed assets	22,139	—
Write-off of lease purchase costs, net	94,967	—
Changes in assets and liabilities:
Accounts receivable	(382)	57,291
Inventory	(41,076)	(3,277)
Prepaid expenses and other current assets	22,319	12,264
Accounts payable	(66,338)	(147,884)
Accrued interest	110,047	76,090
Accrued expenses and other current liabilities	6,293	130,203

Net cash flows used in operating activities	(238,518)	(116,468)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equipment	—	(2,021)

Net cash flows used in investing activities	—	(2,021)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from related party loan	243,100	10,100
Proceeds from convertible notes payable	—	100,000

Net cash flows provided by financing activities	243,100	110,100

Increase in cash	4,582	(8,389)
Cash, beginning of period	4,735	14,172

Cash, end of period	$9,317	$5,783

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid for interest	$—	$—

Cash paid for income taxes	$—	$—

The accompanying footnotes are an integral part of these consolidated financial statements.

INCA DESIGNS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2009

NOTE A – BASIS OF PRESENTATION

Throughout these Notes to Consolidated Financial Statements, the terms “we,” “us,” “our,” “INCA,” or “our Company” refers to INCA Designs, Inc., and unless otherwise specified, includes its wholly owned subsidiary, S2 New York Design, Inc., a New York corporation ("S2NY"), and S2NY’s wholly owned limited liability corporations, INCA of South Beach, LLC, a Florida corporation (“INCA of SB”), and INCA on Lex, LLC, a New York corporation (“INCA on LEX”) or collectively (“S2NY’s subsidiaries").

Interim reporting

While the information presented in the accompanying interim consolidated financial statements is unaudited, it includes all adjustments, which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented in accordance with accounting principles generally accepted in the United States of America. These interim financial statements follow the same accounting policies and methods of application as used in the December 31, 2008 audited financial statements of the Company. All adjustments are of a normal, recurring nature. Interim financial statements and the notes thereto do not contain all of the disclosures normally found in year-end audited financial statements and these Notes to Consolidated Financial Statements are abbreviated and contain only certain disclosures related to the three month periods ended March 31, 2009 and 2008. It is suggested that these interim financial statements be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2008. Operating results for the three months ended March 31, 2009 are not necessarily indicative of the results that can be expected for the year ending December 31, 2009.

NOTE B – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Recently Issued and Newly Adopted Accounting Pronouncements

Accounting Standards Codification

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

INCA DESIGNS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2009

NOTE C – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company incurred a loss from operations of approximately $174,000 during the three months ended March 31, 2009, had an accumulated deficit, and had negative cash flow from operations of approximately $239,000. These matters raise substantial doubt about the Company’s ability to continue as a going concern.

NOTE D – CONVERTIBLE NOTES PAYABLE

As of March 31, 2009 and December 31, 2008, the Company had the following convertible promissory notes (the “Convertible Notes”) listed below. During 2008, the following changes were made to the Convertible Notes: (A) on June 27, 2008, the Company’s Board of Directors approved a change in the conversion rate for the below listed Convertible Notes from “a forty percent discount to the market price of the Company’s Common Stock or $0.50 per share, whichever is lower” to a fixed conversion rate of $0.001 per share. (B) certain Convertible Note holders agreed to forbear from exercising their conversion rights under their respective Convertible Notes for a period of six months beginning June 27, 2008 provided that a predetermined repayment schedule was met during the six month period. The repayment schedule was not met and in accordance with the terms of the forbearance agreement, the forbearance agreement was voided. This occurrence of the default gave the Convertible Note holders the right to immediately convert their holdings into the Company’s Common Stock at a conversion rate of $0.001 per share. (C) on July 1, 2008 certain Convertible Note holders agreed to forbear from exercising certain rights under their respective Convertible Notes including the collection of default interest and legal actions for a period of six months beginning July 1, 2008 or on the 11th day from the date the Convertible Note holders delivers a Notice of Conversion of $160,000 of its $180,000 Convertible Note then in default. Upon expiration of the forbearance agreement, the interest rate on any unpaid balance of the Convertible Notes increased to 25% per annum.

	March 31, 2009	December 31, 2008
On July 17, 2008, the Company issued a Convertible Promissory Note to an individual for $250,000 with a due date of July 15, 2009 (the “July Note 2008”). The July 2008 Note accrues interest at a rate of 18% per annum. The July 2008 Note contains 4.99% ownership cap provisions. The shares underlying the July 2008 Note are covered under a registration rights agreement. In conjunction with the July 2008 Note, the Company issued Warrants to purchase 250,000,000 shares of Common Stock of the Company with an exercise price of $0.001 per share.	$250,000	$250,000

INCA DESIGNS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2009

NOTE D – CONVERTIBLE NOTES PAYABLE (Continued)

COVERED UNDER (A and B) ABOVE:

On May 21, 2007, the Company assumed and reissued a Convertible Promissory Note with an effective date of November 20, 2006 to an individual for $100,000 with a due date of September 30, 2007 (the “Note”). The Note accrued interest at a rate of 24% per annum. The Note is currently in default. Upon default, the interest rate increased to 25% per annum. The shares underlying the Note are covered under a registration rights agreement. In conjunction with the Note, the Company issued Warrants to purchase 200,000 shares of Common Stock of the Company with an exercise price of $0.50 per share, none having been exercised at March 31, 2009, all of which expired unexercised on October 31, 2009.

	100,000	100,000

On May 21, 2007, the Company assumed and reissued a Convertible Promissory Note with an effective date of November 20, 2006 to an individual for $125,000 with a due date of September 30, 2007 (the “Note”). The Note accrues interest at a rate of 24% per annum. The Note is currently in default. Upon default, the interest rate increased to 25% per annum. The shares underlying the Note are covered under a registration rights agreement. In conjunction with the Note, the Company issued Warrants to purchase 250,000 shares of Common Stock of the Company with an exercise price of $0.50 per share, none having been exercised at March 31, 2009, all of which expired unexercised on October 31, 2009.

	125,000	125,000

On May 21, 2007, the Company assumed and reissued a Convertible Promissory Note with an effective date of November 20, 2006 to an individual for $100,000 with a due date of September 30, 2007 (the “Note”). The Note accrues interest at a rate of 24% per annum. The Note is currently in default. Upon default, the interest rate increased to 25% per annum. The shares underlying the Note are covered under a registration rights agreement. In conjunction with the Note, the Company issued Warrants to purchase 200,000 shares of Common Stock of the Company with an exercise price of $0.50 per share, none having been exercised at March 31, 2009, all of which expired unexercised on October 31, 2009.

	100,000	100,000

INCA DESIGNS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2009

NOTE D – CONVERTIBLE NOTES PAYABLE (Continued)

On May 21, 2007, the Company assumed and reissued a Convertible Promissory Note with an effective date of November 20, 2006 to an individual for $100,000 with a due date of September 30, 2007 (the “Note”). The Note accrues interest at a rate of 24% per annum. The Note is currently in default. Upon default, the interest rate increased to 25% per annum. The shares underlying the Note are covered under a registration rights agreement. In conjunction with the Note, the Company issued Warrants to purchase 200,000 shares of Common Stock of the Company with an exercise price of $0.50 per share, none having been exercised at March 31, 2009, all of which expired unexercised on October 31, 2009.

	100,000	100,000

On May 21, 2007, the Company assumed and reissued a Convertible Promissory Note with an effective date of November 20, 2006 to an individual for $75,000 with a due date of September 30, 2007 (the “Note”). The Note accrues interest at a rate of 24% per annum. The Note is currently in default. Upon default, the interest rate increased to 25% per annum. The shares underlying the Note are covered under a registration rights agreement. In conjunction with the Note, the Company issued Warrants to purchase 150,000 shares of Common Stock of the Company with an exercise price of $0.50 per share, none having been exercised at March 31, 2009, all of which expired unexercised on October 31, 2009.

	75,000	75,000

COVERED UNDER (A and C) ABOVE:
On June 20, 2007, the Company issued a Convertible Promissory Note to an entity for $200,000 with a due date of June 20, 2008 (the “Note”). The Note accrues interest at a rate of 10% per annum. The Note is currently in default. The shares underlying the Note are covered under a registration rights agreement. In December 2007, the Company made a $20,000 payment towards principle. On July 1, 2008, the entity converted $160,000 of the principle balance into 160,000,000 restricted shares of Common Stock of the Company.	20,000	180,000

On October 2, 2007, the Company issued a Convertible Promissory Note to an entity for $250,000 with a due date of October 1, 2008 (the “Note”). The Note accrues interest at a rate of 10% per annum. The Note called for separate fundings of $50,000 each on October 2, October 18, November 12, and December 7, 2007 and January 10, 2008. The Note is currently in default. The shares underlying the Note are covered under a registration rights agreement. In December 2007, the Company made a $50,000 payment towards principal.	200,000	150,000

INCA DESIGNS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2009

NOTE D – CONVERTIBLE NOTES PAYABLE (Continued)

On November 28, 2007, the Company issued a Convertible Promissory Note to an entity for $70,000 with a due date of November 28, 2008 (the “Note”). The Note accrues interest at a rate of 10% per annum. The Note is currently in default. The shares underlying the Note are covered under a registration rights agreement.	70,000	70,000

	1,040,000	1,040,000

Debt Discount	(73,372)	(135,871)

TOTAL	$966,628	$904,129

Amortization of the debt discount totaled $62,499 and $244,769 for the three months ended March 31, 2009 and 2008, respectively.

NOTE E – NOTES PAYABLE

The Company has the following notes and loan obligations.

	March 31, 2009	December 31, 2008
The principal balance on promissory notes with a financial institution totaled $484,000. The note carries an interest rate of 9.25% per annum. In August 2002, the Company negotiated a settlement with the financial institution with payment terms of $5,000 per month on the promissory notes. During the three months ended March 31, 2009 and the year ended December 31, 2008, no payments were made. This obligation is currently in default.	$484,000	$484,000

In June 2002, the Company issued a note for $150,000 with a maturity date of July 1, 2006 and an interest rate of one (1%) percent. As a result of a default for non-payment, the interest rate on the note accelerated to fifteen (15%) percent per annum on the date of maturity. The default also prompted a late charge of five (5%) per annum on any overdue amount. This obligation is currently in default.	150,000	150,000

In October 2004, the Company issued a promissory note for $62,500 with a maturity date of April 30, 2005 and an interest rate (5.75%) equal to the Prime Rate on the day prior to the date the principal payment is due. This obligation is currently in default.	62,500	62,500

In December 2004, the Company issued a promissory note for $62,500 with a maturity date of April 30, 2005 and an interest rate (5.75%) equal to the Prime Rate on the day prior to the date the principal payment is due. This obligation is currently in default.	62,500	62,500

INCA DESIGNS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2009

NOTE E – NOTES PAYABLE (Continued)

In April 2007, the Company issued a Single Payment Promissory Note to an individual for $100,000. The note accrues interest at a rate of 15% per annum and is due on April 2, 2008. This obligation is currently in default.	100,000	100,000

TOTAL	$859,000	$859,000

NOTE F – RELATED PARTIES

Related party convertible notes payable

On June 25, 2008, INCA issued a Convertible Promissory Note to Josloff, for $652,585 with a due date of July 1, 2009 (the “Note”). The Note was issued in consideration for amounts previously advanced to the Company by Josloff. The Note accrues interest at a rate of 10% per annum. The Note is convertible into shares of the Company’s Common Stock at any time after the date of issuance at a fixed conversion price of $.001 per share. On July 1, 2008 Josloff converted $171,293 into 171,292,500 shares of the Company’s Common Stock. Also on July 1, 2008 Josloff sold $171,293 to a then officer and director of the Company, which shares were, on July 1, 2008, also converted into 171,292,500 shares of the Company’s Common Stock. At March 31, 2009 and December 31, 2008, the outstanding balance was $310,000. Debt discount at March 31, 2009 and December 31, 2008 totaled $74,515 and $152,014, respectively. Amortization of debt discount totaled $77,499 and $0 for the three months ended March 31, 2009 and 2008.

During 2008 and 2007, a related party loaned the Company $50,000 and $470,000, respectively, of which $70,000 was repaid during 2007. The Company delivered three separate convertible promissory notes to the related party for $250,000, $200,000, and $70,000. These convertible promissory notes accrued interest at 10% per annum. On June 27, 2008, the Company’s Board of Directors approved a change in the conversion rate for the these convertible promissory notes from “a forty percent discount to the market price of the Company’s Common Stock or $0.50 per share, whichever is lower” to a fixed conversion rate of $0.001 per share. On July 1, 2008 the related party agreed to forbear from exercising certain rights under its convertible promissory notes including the collection of default interest and legal actions for a period of six months beginning July 1, 2008 or on the 11th day from the date the related party delivers a Notice of Conversion of $160,000 of its $180,000 convertible promissory notes then in default. Upon expiration of the forbearance agreement, the interest rate on any unpaid balance of the convertible promissory notes increased to 25% per annum. At March 31, 2009 and December 31, 2008 the outstanding balance was $290,000. On August 31, 2010, the Company’s Board of Directors approved the conversion of $360,895 of the principal and interest of the convertible promissory notes into 360,894,500 shares of its Common Stock.

INCA DESIGNS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2009

NOTE F – RELATED PARTIES (Continued)

Due to officers and related parties

During the three months ended March 31, 2009 and 2008, Josloff loaned the Company $224,052 and $10,100, respectively. The loans accrue interest at a rate of 6% per annum.

During the three months ended March 31, 2009 and 2008, a related party loaned the Company $19,048 and $0, respectively. The loans accrue interest at a rate of 6% per annum.

NOTE G – DERIVATIVES

In accordance with ASC 815, “Accounting for Derivative Instruments and Hedging Activities”, the conversion features associated with the convertible debentures are variable and contain an embedded derivative that requires bifurcation from their host contacts. The company has recognized the embedded derivatives as a liability at the date the debentures were issued. As of July 1, 2008, the conversion rate for all outstanding convertible debt was changed to a fixed conversion rate of $0.001, thereby eliminated the requirement for further treatment of the embedded derivatives. At March 31, 2009 and December 31, 2008, the derivatives liability was $0. The gain from the change in fair value of the derivative liabilities was $0 and $376,434 for the three months ended March 31, 2009 and 2008, respectively.

NOTE H – STOCKHOLDERS’ EQUITY

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

MARCH 31, 2009

NOTE H – STOCKHOLDERS’ EQUITY (Continued)

Common Stock (Continued)

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

NOTE I – COMMITMENTS AND CONTINGENCIES

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

On February 28, 2009, the Company vacated the premises, terminated its lease on the property (forfeiting its Security Deposit), and was released from the remaining term of the lease. The Security Deposit was applied to rent expense and the unamortized balance of the Lease Purchase Cost of $94,967 was written off in the first quarter of 2009. The Company also recorded a loss on disposal of fixed assets of $22,139 for the write-off of store equipment and leasehold improvements in the first quarter of 2009. Rent expenses for the three months ended March 31, 2009 and 2008 was $ 22,510 and $30,289, respectively.

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

INCA DESIGNS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2009

NOTE I – COMMITMENTS AND CONTINGENCIES (Continued)

2317 Collins Avenue, Miami Beach, FL

Future minimum rent payments are as follows:

2009	$63,750
2010	85,000
2011	85,624
2012	90,502
2013	93,218
Thereafter	496,383

$914,477

Simultaneous with the vacating of its office on 976 Lexington Avenue, the Company moved its entire operation to Miami Beach, Florida and moved its corporate office to 2317 Collins Avenue, Miami, FL 33139. Rent expenses for the three month periods ended March 31, 2009 and 2008 were $21,250 and $0, respectively.

NOTE J – SUBSEQUENT EVENTS

In October 2010, a related party converted a portion of its convertible notes payable. The amount of the conversion totaled $360,895 in principle and interest. The Company issued 360,894,500 shares of its Common Stock.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

The following discussion and analysis provides information which management of the Company believes to be relevant to an assessment and understanding of the Company’s results of operations and financial condition. This discussion should be read together with the Company’s financial statements and the notes to the financial statements, which are included in this report. This information should also be read in conjunction with the information contained in our Form 10-K for the year ended December 31, 2008 filed with the Securities and Exchange Commission (“SEC”) on November 1, 2010 including the audited financial statements and notes included therein. The reported results will not necessarily reflect future results of operations or financial condition.

Caution Regarding Forward-Looking Statements

When used in this Report, the words “may,” “will,” “expect,” “anticipate,” “continue,” “estimate,” “intend,” and similar expressions are intended to identify forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) regarding events, conditions and financial trends which may affect the Company’s future plans of operations, business strategy, operating results and financial position. These statements are projections and are subject to known and unknown risks, uncertainties, and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Those risks include the risks identified in Section 1A: Risk Factors in the Company Form 10-K for year ended December 31, 2008. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, or achievements. You should not place undue certainty on these forward-looking statements, which apply only as of the date of this report. Except as required by applicable law, we do not intend to update any of the forward-looking statements.

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

Overview

The Company was incorporated in Nevada in 1998 under the name Accident Prevention Plus, Inc. In December 2004, the Company filed an amendment to its Articles of Incorporation and thereby changed its name to Transportation Safety Technology, Inc. In March 2007, the Company filed a Certificate to Accompany Restated Articles changing its name to INCA Designs, Inc.

In early 2005, the Company ceased operations and remained inactive until May 21, 2007, when the Company and S2 New York Design Corp., a New York corporation (“S2NY”) entered into a Securities Exchange Agreement (the “Securities Exchange Agreement”) whereby INCA acquired 100% of the issued and outstanding shares of common stock of S2 in exchange for 26,000,000 shares of the Company’s common stock.

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

Recent Events

On October 12, 2010 a related party converted $360,895 of debt into 360,895 shares of the Company’s Common Stock.

Results of Operations

The following discussion and analysis sets forth the major factors that affected the Company’s results of operations and financial condition reflected in the unaudited financial statements for the three month period ended March 31, 2009. This discussion and analysis should be read in conjunction with the information contained in our Annual Report on Form 10-K for year ended December 31, 2008 filed with the SEC on November 1, 2010, including the audited financial statements and notes included therein.This discussion should not be construed to imply that the results discussed herein will necessarily continue into the future, or that any conclusion reached herein will necessarily be indicative of actual operating results in the future. Such discussion represents only the best present assessment of our management.

Results of Operations – Comparison of the Three Months Ended March 31, 2009 and 2008

For the three months ended March 31, 2009, the Company had revenues of $59,497 compared to revenues of $63,079 for the same period in 2008. The Company attributes this $3,582 reduction to the closing of the INCA on Lex retail store during the period in 2009.

For the three months ended March 31, 2009, the Company had an operating loss totaling $173,820 compared to operating loss of $170,098 for the same period in 2008.

Although the Company’s operating loss was increased slightly from $170,098 for the three months ended March 31, 2008 to $173,820 for the same period in 2009, the Company recorded other expenses totaling $367,151 for the three months ended March 31, 2009 compared to $697,294 during the same period in 2008. The decrease of $330,143 was attributable to:

•	a $376,434 reduction from changes in derivatives. This reduction occurred primarily due to the change in market price.

•

$139,998 expense from amortization of debt discount during the three months ended March 31, 2009 compared to a $244,769 during the same period in 2008. This $104,771 decrease is related to the accounting treatment of the capital raised in prior periods.

•

a $94,967 from the write-off of lease costs and a $22,139 from disposal of fixed assets during the three months ended March 31, 2009, resulting from the closing the INCA on Lex retail store, more fully described in the Overview above.

•

a $33,956 increase in interest expense during the three months ended March 31, 2009 compared to the same period in 2008. This increase is related to additional loans made to the Company since March 31, 2008.

As a result of the reduction in other expenses during the three months ended March 31, 2009, the Company recorded a net loss of $540,971 for the period in 2009, compared to a net loss of $867,392 for the period in 2008.

Liquidity and Capital Resources

INCA began its current operations in 2007, and has not as yet attained a level of operations which allows it to meet its current overhead. We do not contemplate attaining profitable operations until late 2012, nor is there any assurance that such an operating level can ever be achieved. We will be dependent upon obtaining additional financing in order to adequately fund working capital, infrastructure, manufacturing expenses and significant marketing/investor related expenditures to gain market recognition, so that we can achieve a level of revenue adequate to support our cost structure, none of which can be assured. While INCA has funded its initial operations with private placements of equity and bridge loans, there can be no assurance that adequate financing will continue to be available to us and, if available, on terms that are favorable to us. These factors raise substantial doubt about our ability to continue as a going concern and the accompanying consolidated financial statements do not include any adjustments related to the recoverability or classification of asset carrying amounts or the amounts and classification of liabilities that may result should we be unable to continue as a going concern.

As of March 31, 2009, INCA’s cash balance was $9,317. Outstanding debt as of March 31, 2009 totaled $4,134,524 including $1,153,052 in loans from related parties. The Company’s working capital deficit as of March 31, 2009 was $3,984,674.

Since March 31, 2009, funds necessary to sustain the business have been derived from operations and loans from Stacy Josloff, the Company’s President and CEO. As of March 31, 2009, the Company owed Ms. Josloff the principle amount of approximately $780,000. There is no guarantee that Ms. Josloff will continue such funding, and funds from operations may not be adequate to continue operations. The Company will need to raise additional capital to expand operations to the point at which the Company can achieve profitability. The terms of financing that may be raised may not be on terms acceptable to the Company. If adequate funds cannot be raised, our business may fail.

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

Evaluation of Disclosure Controls and Procedures

The Company’s management carried out an evaluation, under the supervision and with the participation of Josloff, the Company’s Chief Executive Officer, and Chief Financial Officer of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2009, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, Josloff concluded that the Company’s disclosure controls and procedures as of March 31, 2009 were not effective and had the following material weaknesses: (i) Josloff is the Company’s sole executive and financial officer, (ii) the Company has no qualified internal accounting personnel, and (iii) the above weaknesses provide for no separation of accounting and financial procedures.

Changes in Internal Controls

There were no changes in our internal controls over financial reporting during the three month period ended March 31, 2009 that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None for period ended March 31, 2009.

Item 3.	Defaults upon Senior Securities

The below table lists each Convertible Promissory Note (“Note”) issued by the Company in default as a result of non-payment as of the date of this filing.

Notes in Default	Date of Default	Principle and Interest Currently Outstanding	Penalty
$100,000 Note Dated November 20, 2006	July 12, 2008	$185,653	Interest rate increase to highest rate allowable by law
$100,000 Note Dated November 26, 2006	July 12, 2008	$185,653	Interest rate increase to highest rate allowable by law
$125,000 Note Dated November 26, 2006	July 12, 2008	$230,313	Interest rate increase to highest rate allowable by law
$75,000 Note Dated May 16, 2006	July 12, 2008	$139,490	Interest rate increase to highest rate allowable by law
$100,000 Note Dated May 16, 2006	July 12, 2008	$185,986	Interest rate increase to highest rate allowable by law
$200,000 Note Dated June 20, 2007 ($20,000 Current Balance)	July 12, 2008	$50,897	Interest rate increase to highest rate allowable by law
$250,000 Note Dated October 2, 2007 ($200,000 Current Balance)	July 12, 2008	$318,858	Interest rate increase to highest rate allowable by law
$70,000 Note Dated November 30, 2007 (20,000 Current Balance)	July 12, 2008	$57,507	Interest rate increase to highest rate allowable by law
$652,585 Note Dated June 25, 2008 ($310,000 Current Balance)	July 1, 2009	$440,685	Interest rate increase to highest rate allowable by law
$250,000 Note Dated July 17, 2008	July 15, 2009	$354,792	N/A

Item 4.	Submission of Matters to a Vote of Security Holders.

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exh. No.	Date of Document	Description of Document

3.1	October 28, 1998	Articles of Incorporation (1)
3.2	March 3,1999	Certificate of Amendment to Articles of Incorporation (1)
3.3	October 27, 2004	Certificate of Amendment to Articles of Incorporation (name change to Transportation Safety Technology, Inc.) (2)
3.4	March 9, 2007	Certificate to Accompany Restated Articles (name change to INCA Designs, Inc.) (3)
3.5	May 1, 2007	Certificate of Amendment to Articles of Incorporation (3)
3.6	August 13, 2008	Certificate of Amendment to Articles of Incorporation (8)
3.7	N/A	Bylaws (3)
10.0	June 13, 2006	Building Lease for INCA of South Beach, LLC in Miami Beach, Florida (8)
10.1	May 21, 2007	Employment Agreement with Stacy Josloff (7)
10.3	September 7, 2007	First Amendment to Lease for INCA of South Beach, LLC (8)
10.4	June 25, 2008	Convertible Note for $652,585 issued to Stacy Josloff (4)
10.5	July 17, 2008	Convertible Promissory Note for $250,000 issued to Richard Girouard (5)
10.6	October 15, 2008	Settlement Agreement and Release (6)
31.1	November 15, 2010	Certification of Chief Executive Officer and Chief Financial Officer of Periodic Report pursuant to Rule 13a-14a.*
32.1	November 15, 2010	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14b.*

(1)	Previously filed with Form 10B12G filed with the Commission on June 3, 1999.
(2)	Previously filed with the Preliminary Information Statement filed with the Commission on June 18, 2004.
(3)	Previously filed with Form 10-KSB for year ended December 31, 2007 filed with the Commission on March 28, 2008.
(4)	Previously filed with Form 8-K filed with the Commission on July 2, 2008.
(5)	Previously filed with Form 10-Q for quarter ended September 30, 2008 filed with the Commission on July 9, 2010.
(6)	Previously filed with Form 8-K filed with the Commission on October 15, 2008.
(7)	Previously filed with Form 8-K filed with the Commission on October 15, 2007.
(8)	Previously filed with Form 10-K for year ended December 31, 2008 filed with the Commission on November 1, 2010.
(*)	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE: November 15, 2010

INCA DESIGNS, INC.

By:	/s/ Stacy Josloff
Stacy Josloff, President and Chief Executive Officer

By:	/s/ Stacy Josloff
Stacy Josloff, Chief Financial Officer and Accounting Officer