Form 10-Q
period 2009-06-30
INCA Designs Inc
filed 2010-11-15
CIK 1084702

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

INCA DESIGNS, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	June 30, 2009	December 31, 2008
	(Unaudited)
ASSETS
Current Assets:
Cash	$—	$4,735
Accounts receivable, net of allowance for doubtful accounts of $0 at June 30, 2009 and December 31, 2008	1,695	1,741
Inventory	146,184	86,495
Other current assets	2,765	—

Total current assets	150,644	92,971

Fixed Assets:
Store equipment	27,566	30,747
Leasehold improvements	199,417	220,953

	226,983	251,700
Accumulated depreciation	(27,272)	(16,415)

Net fixed assets	199,711	235,285

Other Assets:
Security deposits	21,250	58,923
Lease purchase costs, net of amortization of $0 and $22,405 at June 30, 2009 and December 31, 2008, respectively	—	97,595

	21,250	156,518

Total assets	$371,605	$484,774

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities:
Convertible notes payable, net of debt discount of $10,873 and $135,871 at June 30, 2009 and December 31, 2008, respectively	$1,029,127	$904,129
Notes payable	584,000	859,000
Accrued interest	864,975	746,925
Due to officer and related parties	923,560	384,467
Related party convertible notes payable, net of debt discount of $0 and $152,014 at June 30, 2009 and December 31, 2008, respectively	600,000	447,986
Accounts payable	154,473	235,581
Accrued expenses and other liabilities	123,817	123,337

Total current liabilities	4,279,952	3,701,425

Commitments and Contingencies	—	—

Stockholders’ Deficit:
Preferred stock - par value $0.0001; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock - par value $0.0001; 2,500,000,000 shares authorized; 714,894,814 shares issued and outstanding	71,489	71,489
Additional paid-in capital	3,576,956	3,576,956
Accumulated deficit	(7,556,792)	(6,865,096)

Total stockholders’ deficit	(3,908,347)	(3,216,651)

Total liabilities and stockholders’ deficit	$371,605	$484,774

The accompanying footnotes are an integral part of these consolidated financial statements.

INCA DESIGNS, INC. AND SUBSIDIARY

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2009 AND 2008

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

Revenues, net	$60,522	$48,355	$120,019	$111,434

Cost of revenues	41,003	17,385	75,511	47,971

Gross profit	19,519	30,970	44,508	63,463

Operating expenses:
General and administrative	117,967	193,169	286,291	381,574
Selling expense	19,751	70,807	35,750	79,959
Depreciation and amortization	6,091	6,373	20,577	11,407

Total operating expense	143,809	270,349	342,618	472,940

Operating loss	(124,290)	(239,379)	(298,110)	(409,477)

Other income (expense)
Amortization of debt discount	(137,014)	(201,694)	(277,012)	(446,463)
Interest expense	(113,028)	(78,215)	(223,075)	(154,306)
Loss on write-off of lease costs	—	—	(94,967)	—
Loss on disposal of assets	—	—	(22,139)	—
Change in derivatives	—	699,852	—	323,418
Gain on settlement of debt	223,607	—	223,607	—
Other income (expense)	—	(762)	—	238

Total other income (expense)	(26,435)	419,181	(393,586)	(277,113)

Income (loss) before taxes	(150,725)	179,802	(691,696)	(686,590)

Provision for income taxes	—	—	—	—

Net income (loss)	$(150,725)	$179,802	$(691,696)	$(686,590)

Earnings Per Share, Basic and Diluted:

Net loss	$(0.00)	$0.00	$(0.00)	$(0.01)

Weighted Average Number of Shares Outstanding	714,894,814	52,309,814	714,894,814	52,309,814

The accompanying footnotes are an integral part of these consolidated financial statements.

INCA DESIGNS, INC. AND SUBSIDIARY

UNAUDITED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

FOR THE PERIOD FROM JANUARY 1, 2008 THROUGH JUNE 30, 2009

	Common Stock		Additional Paid In Capital	Accumulated Deficit	Total
	Shares	Amount

Balance, January 1, 2008	52,309,814	$5,231	$678,044	$(3,684,286)	$(3,001,011)

Shares issued for debt conversion	662,585,000	66,258	596,327	—	662,585
Beneficial conversion feature of convertible note	—	—	2,302,585	—	2,302,585
Net loss	—	—	—	(3,180,810)	(3,180,810)

Balance, December 31, 2008	714,894,814	71,489	3,576,956	(6,865,096)	(3,216,651)

Net loss	—	—	—	(691,696)	(691,696)

Balance, June 30, 2009	714,894,814	$71,489	$3,576,956	$(7,556,792)	$(3,908,347)

The accompanying footnotes are an integral part of these consolidated financial statements.

INCA DESIGNS, INC. AND SUBSIDIARY

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2009 AND 2008

	June 30,
	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(691,696)	$(686,590)
Adjustments to reconcile net loss to net cash flows from operating activities:
Depreciation and amortization expense	20,577	10,436
Change in fair value of derivative instruments	—	(323,418)
Amortization of debt discount	277,012	446,463
Disposal of fixed assets	22,139	—
Write-off of lease purchase costs, net	94,967	—
Bad debt expense	—	(5,850)
Settlement of debt	(223,607)	—
Changes in assets and liabilities:
Accounts receivable	46	71,206
Inventory	(59,689)	(6,016)
Prepaid expenses and other current assets	30,395	52,905
Accounts payable	(82,214)	50,582
Accrued interest	223,075	154,306
Accrued expenses and other current liabilities	1,585	126,199

Net cash flows used in operating activities	(387,410)	(109,777)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equipment	—	(2,021)
Construction in progress	—	(107,625)

Net cash flows used in investing activities	—	(109,646)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from related party loan	382,675	106,796
Proceeds from convertible notes payable	—	100,000

Net cash flows provided by financing activities	382,675	206,796

Decrease in cash	(4,735)	(12,627)
Cash, beginning of period	4,735	14,172

Cash, end of period	$—	$1,545

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid for interest	$—	$—

Cash paid for income taxes	$—	$—

The accompanying footnotes are an integral part of these consolidated financial statements.

INCA DESIGNS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2009

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

Interim reporting

While the information presented in the accompanying interim consolidated financial statements is unaudited, it includes all adjustments, which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented in accordance with accounting principles generally accepted in the United States of America. These interim financial statements follow the same accounting policies and methods of application as used in the December 31, 2008 audited financial statements of the Company. All adjustments are of a normal, recurring nature. Interim financial statements and the notes thereto do not contain all of the disclosures normally found in year-end audited financial statements and these Notes to Consolidated Financial Statements are abbreviated and contain only certain disclosures related to the three and six month periods ended June 30, 2009 and 2008. It is suggested that these interim financial statements be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2008. Operating results for the three and six months ended June 30, 2009 are not necessarily indicative of the results that can be expected for the year ending December 31, 2009.

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

INCA DESIGNS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2009

NOTE C – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company incurred a loss from operations of approximately $298,000 during the six months ended June 30, 2009, had an accumulated deficit, and had negative cash flow from operations of approximately $387,000. These matters raise substantial doubt about the Company’s ability to continue as a going concern.

NOTE D – CONVERTIBLE NOTES PAYABLE

As of June 30, 2009 and December 31, 2008, the Company had the following convertible promissory notes (the “Convertible Notes”) listed below. During 2008, the following changes were made to the Convertible Notes: (A) on June 27, 2008, the Company’s Board of Directors approved a change in the conversion rate for the below listed Convertible Notes from “a forty percent discount to the market price of the Company’s Common Stock or $0.50 per share, whichever is lower” to a fixed conversion rate of $0.001 per share. (B) certain Convertible Note holders agreed to forbear from exercising their conversion rights under their respective Convertible Notes for a period of six months beginning June 27, 2008 provided that a predetermined repayment schedule was met during the six month period. The repayment schedule was not met and in accordance with the terms of the forbearance agreement, the forbearance agreement was voided. This occurrence of the default gave the Convertible Note holders the right to immediately convert their holdings into the Company’s Common Stock at a conversion rate of $0.001 per share. (C) on July 1, 2008 certain Convertible Note holders agreed to forbear from exercising certain rights under their respective Convertible Notes including the collection of default interest and legal actions for a period of six months beginning July 1, 2008 or on the 11th day from the date the Convertible Note holders delivers a Notice of Conversion of $160,000 of its $180,000 Convertible Note then in default. Upon expiration of the forbearance agreement, the interest rate on any unpaid balance of the Convertible Notes increased to 25% per annum.

	June 30, 2009	December 31, 2008
On July 17, 2008, the Company issued a Convertible Promissory Note to an individual for $250,000 with a due date of July 15, 2009 (the “July Note 2008”). The July 2008 Note is currently in default. The July 2008 Note contains 4.99% ownership cap provisions. The shares underlying the July 2008 Note are covered under a registration rights agreement. In conjunction with the July 2008 Note, the Company issued Warrants to purchase 250,000,000 shares of Common Stock of the Company with an exercise price of $0.001 per share.	$250,000	$250,000

INCA DESIGNS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2009

NOTE D – CONVERTIBLE NOTES PAYABLE (Continued)

COVERED UNDER (A and B) ABOVE:

On May 21, 2007, the Company assumed and reissued a Convertible Promissory Note with an effective date of November 20, 2006 to an individual for $100,000 with a due date of September 30, 2007 (the “Note”). The Note accrued interest at a rate of 24% per annum. The Note is currently in default. Upon default, the interest rate increased to 25% per annum. The shares underlying the Note are covered under a registration rights agreement. In conjunction with the Note, the Company issued Warrants to purchase 200,000 shares of Common Stock of the Company with an exercise price of $0.50 per share, none having been exercised at June 30, 2009, all of which expired unexercised on October 31, 2009.

	100,000	100,000

On May 21, 2007, the Company assumed and reissued a Convertible Promissory Note with an effective date of November 20, 2006 to an individual for $125,000 with a due date of September 30, 2007 (the “Note”). The Note accrues interest at a rate of 24% per annum. The Note is currently in default. Upon default, the interest rate increased to 25% per annum. The shares underlying the Note are covered under a registration rights agreement. In conjunction with the Note, the Company issued Warrants to purchase 250,000 shares of Common Stock of the Company with an exercise price of $0.50 per share, none having been exercised at June 30, 2009, all of which expired unexercised on October 31, 2009.

	125,000	125,000

On May 21, 2007, the Company assumed and reissued a Convertible Promissory Note with an effective date of November 20, 2006 to an individual for $100,000 with a due date of September 30, 2007 (the “Note”). The Note accrues interest at a rate of 24% per annum. The Note is currently in default. Upon default, the interest rate increased to 25% per annum. The shares underlying the Note are covered under a registration rights agreement. In conjunction with the Note, the Company issued Warrants to purchase 200,000 shares of Common Stock of the Company with an exercise price of $0.50 per share, none having been exercised at June 30, 2009, all of which expired unexercised on October 31, 2009.

	100,000	100,000

INCA DESIGNS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2009

NOTE D – CONVERTIBLE NOTES PAYABLE (Continued)

On May 21, 2007, the Company assumed and reissued a Convertible Promissory Note with an effective date of November 20, 2006 to an individual for $100,000 with a due date of September 30, 2007 (the “Note”). The Note accrues interest at a rate of 24% per annum. The Note is currently in default. Upon default, the interest rate increased to 25% per annum. The shares underlying the Note are covered under a registration rights agreement. In conjunction with the Note, the Company issued Warrants to purchase 200,000 shares of Common Stock of the Company with an exercise price of $0.50 per share, none having been exercised at June 30, 2009, all of which expired unexercised on October 31, 2009.

	100,000	100,000

On May 21, 2007, the Company assumed and reissued a Convertible Promissory Note with an effective date of November 20, 2006 to an individual for $75,000 with a due date of September 30, 2007 (the “Note”). The Note accrues interest at a rate of 24% per annum. The Note is currently in default. Upon default, the interest rate increased to 25% per annum. The shares underlying the Note are covered under a registration rights agreement. In conjunction with the Note, the Company issued Warrants to purchase 150,000 shares of Common Stock of the Company with an exercise price of $0.50 per share, none having been exercised at June 30, 2009, all of which expired unexercised on October 31, 2009.

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

INCA DESIGNS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2009

NOTE D – CONVERTIBLE NOTES PAYABLE (Continued)

On November 28, 2007, the Company issued a Convertible Promissory Note to an entity for $70,000 with a due date of November 28, 2008 (the “Note”). The Note accrues interest at a rate of 10% per annum. The Note is currently in default. The shares underlying the Note are covered under a registration rights agreement.	70,000	70,000

	1,040,000	1,040,000

Debt Discount	(10,873)	(135,871)

TOTAL	$1,029,127	$904,129

Amortization of the debt discount totaled $62,499 and $124,998 for the three and six months ended June 30, 2009, respectively, and $198,406 and $443,475 for the same periods in 2008, respectively.

NOTE E – NOTES PAYABLE

The Company has the following notes and loan obligations.

	June 30, 2009	December 31, 2008
The principal balance on promissory notes with a financial institution totaled $484,000. The note carries an interest rate of 9.25% per annum. In August 2002, the Company negotiated a settlement with the financial institution with payment terms of $5,000 per month on the promissory notes. During the six months ended June 30, 2009 and 2008, no payments were made. This obligation is currently in default.	$484,000	$484,000

In June 2002, the Company issued a note for $150,000 with a maturity date of July 1, 2006 and an interest rate of one (1%) percent. As a result of a default for non-payment, the interest rate on the note accelerated to fifteen (15%) percent per annum on the date of maturity. The default also prompted a late charge of five (5%) per annum on any overdue amount. This obligation was forgiven in May 2009.	-0-	150,000

In October 2004, the Company issued a promissory note for $62,500 with a maturity date of April 30, 2005 and an interest rate (5.75%) equal to the Prime Rate on the day prior to the date the principal payment is due. This obligation is repaid in May 2009.	-0-	62,500

In December 2004, the Company issued a promissory note for $62,500 with a maturity date of April 30, 2005 and an interest rate (5.75%) equal to the Prime Rate on the day prior to the date the principal payment is due. This obligation was repaid in May 2009.	-0-	62,500

INCA DESIGNS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2009

NOTE E – NOTES PAYABLE (Continued)

In April 2007, the Company issued a Single Payment Promissory Note to an individual for $100,000. The note accrues interest at a rate of 15% per annum and is due on April 2, 2008. This obligation is currently in default.	100,000	100,000

TOTAL	$584,000	$859,000

NOTE F – RELATED PARTIES

Related party convertible notes payable

On June 25, 2008, INCA issued a Convertible Promissory Note to Josloff, for $652,585 with a due date of July 1, 2009 (the “Note”). The Note was issued in consideration for amounts previously advanced to the Company by Josloff. The Note accrues interest at a rate of 10% per annum. The Note is currently in default. The Note is convertible into shares of the Company’s Common Stock at any time after the date of issuance at a fixed conversion price of $.001 per share. On July 1, 2008 Josloff converted $171,293 into 171,292,500 shares of the Company’s Common Stock. Also on July 1, 2008 Josloff sold $171,293 to a then officer and director of the Company, which shares were, on July 1, 2008, also converted into 171,292,500 shares of the Company’s Common Stock. At June 30, 2009 and December 31, 2008, the outstanding balance was $310,000. Debt discount at June 30, 2009 and December 31, 2008 totaled $0 and $152,014, respectively. Amortization of debt discount totaled $74,515 and $152,014 for the three and six months ended June 30, 2009, respectively, and $2,988 and $2,988 for the same periods in 2008, respectively.

During 2008 and 2007, a related party loaned the Company $50,000 and $470,000, respectively, of which $70,000 was repaid during 2007. The Company delivered three separate convertible promissory notes to the related party for $250,000, $200,000, and $70,000. These convertible promissory notes accrued interest at 10% per annum. On June 27, 2008, the Company’s Board of Directors approved a change in the conversion rate for the these convertible promissory notes from “a forty percent discount to the market price of the Company’s Common Stock or $0.50 per share, whichever is lower” to a fixed conversion rate of $0.001 per share. On July 1, 2008 the related party agreed to forbear from exercising certain rights under its convertible promissory notes including the collection of default interest and legal actions for a period of six months beginning July 1, 2008 or on the 11th day from the date the related party delivers a Notice of Conversion of $160,000 of its $180,000 convertible promissory notes then in default. Upon expiration of the forbearance agreement, the interest rate on any unpaid balance of the convertible promissory notes increased to 25% per annum. At June 30, 2009 and December 31, 2008 the outstanding balance was $290,000. On August 31, 2010, the Company’s Board of Directors approved the conversion of $360,895 of the principal and interest of the convertible promissory notes into 360,894,500 shares of its Common Stock.

INCA DESIGNS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2009

NOTE F – RELATED PARTIES (Continued)

Due to officers and related parties

During the six months ended June 30, 2009 and 2008, Josloff loaned the Company $552,293 and $11,443, respectively. The loans accrue interest at a rate of 6% per annum.

During the six months ended June 30, 2009 and 2008, a related party loaned the Company $19,048 and $138,802, respectively. The loans accrue interest at a rate of 6% per annum.

NOTE G – DERIVATIVES

In accordance with ASC 815, “Accounting for Derivative Instruments and Hedging Activities”, the conversion features associated with the convertible debentures are variable and contain an embedded derivative that requires bifurcation from their host contacts. The Company has recognized the embedded derivatives as a liability at the date the debentures were issued. For the six months ended June 30, 2008, the change in the fair value of the derivatives resulted in an accounting gain of $323,418. As of July 1, 2008, the conversion rate for all outstanding convertible debt was changed to a fixed conversion rate of $0.001, thereby eliminated the requirement for further treatment of the embedded derivatives.

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

INCA DESIGNS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2009

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

On February 28, 2009, the Company vacated the premises, terminated its lease on the property (forfeiting its Security Deposit), and was released from the remaining term of the lease. The Security Deposit was applied to rent expense and the unamortized balance of the Lease Purchase Cost of $94,967 was written off in the first quarter of 2009. The Company also recorded a loss on disposal of fixed assets of $22,139 in the first quarter of 2009 for the write-off of store equipment and leasehold improvements. Rent expense for the six month periods ended June 30, 2009 and 2008 was $22,510 and $55,592, respectively.

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

Future minimum rent payments are as follows:

2009	$42,500
2010	85,000
2011	85,624
2012	90,502
2013	93,218
Thereafter	496,383

$893,227

Simultaneous with the vacating of its office on 976 Lexington Avenue, the Company moved its entire operation to Miami Beach, Florida and moved its corporate office to 2317 Collins Avenue, Miami, FL 33139. Rent expense for the six month periods ended June 30, 2009 and 2008, was $42,500 and $0, respectively.

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

Caution Regarding Forward-Looking Statements

When used in this Report, the words “may,” “will,” “expect, “ “anticipate,” “continue,” “estimate,” “intend,” and similar expressions are intended to identify forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) regarding events, conditions and financial trends which may affect the Company’s future plans of operations, business strategy, operating results and financial position. These statements are projections and are subject to known and unknown risks, uncertainties, and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Those risks include the risks identified in Section 1A: Risk Factors in the Company Form 10-K for year ended December 31, 2008. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, or achievements. You should not place undue certainty on these forward-looking statements, which apply only as of the date of this report. Except as required by applicable law, we do not intend to update any of the forward-looking statements.

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

Recent Events

On October 12, 2010 a related party converted $360,895 of debt into 360,894,500 shares of the Company’s Common Stock.

Results of Operations

The following discussion and analysis sets forth the major factors that affected the Company’s results of operations and financial condition reflected in the unaudited financial statements for the three and six month periods ended June 30, 2009 and 2008. This discussion and analysis should be read in conjunction with the information contained in our Annual Report on Form 10-K for year ended December 31, 2008 filed with the SEC on November 1, 2010, including the audited financial statements and notes included therein.This discussion should not be construed to imply that the results discussed herein will necessarily continue into the future, or that any conclusion reached herein will necessarily be indicative of actual operating results in the future. Such discussion represents only the best present assessment of our management.

Results of Operations – Comparison of the Three Months Ended June 30, 2009 and 2008

For the three months ended June 30, 2009, the Company had revenues of $60,522 compared to revenues of $48,355 for the same period in 2008. The Company attributes this $12,167 increase in sales to its INCA of South Beach retail location not being open during the same period in 2008, offsetting INCA on LEX sales for that period.

For the three months ended June 30, 2009, the Company had an operating loss totaling $124,290 compared to operating loss of $239,379 for the same period in 2008. This improvement of $115,089 was primarily the result of restructuring the Company’s administrative functions.

Although the Company’s operating loss was reduced by $115,089 for the three months ended June 30, 2009, the Company’s other income (expense) totaled $(26,435) for the three months ended June, 2009 compared to $419,181 during the same period in 2008. The decrease in other income (net) of $445,616 was attributable to:

•

an elimination of derivative expense resulting in a change from a $699,852 gain during the period in 2008 to $0 in 2009. This reduction and elimination occurred primarily due to the changing of conversion rates in convertible notes from a variable rate tied to market price to a fixed rate of $.001 per share.

•

$137,014 expense from amortization of debt discount during the three months ended June 30, 2009 compared to $201,694 expense during the same period in 2008. This decrease of $64,680 is related to the accounting treatment of the capital raised in prior periods.

•	a $34,813 increase in interest expense related to additional loans provided by Ms. Josloff and unrelated third parties.

•	a $223,607 gain related to the forgiveness of certain debt during 2009 and $0 in 2008.

As a result of the changes in other income (expenses) during the three months ended June 30, 2009 and 2008, the Company recorded a net loss of $150,725 for the three month period ended 2009, compared to a net income of $179,802 for the same period in 2008.

Results of Operations – Comparison of the Six Months Ended June 30, 2009 and 2008

For the six months ended June 30, 2009, the Company had revenues of $120,019 compared to revenues of $111,434 for the same period in 2008. As in the three months ended June 30, 2009 and 2008, the Company attributes this $8,585 increase in sales to its INCA of South Beach retail location not being open during the same period in 2008, offsetting INCA on LEX sales for that period.

For the six months ended June 30, 2009, the Company had an operating loss totaling $298,110 compared to operating loss of $409,477 for the same period in 2008. This improvement of $111,367 was primarily the result of restructuring the Company’s administrative functions.

For the six months ended June 30, 2009 the Company’s other income (expense) totaled $(393,586) compared to $(277,113) during the same period in 2008. The increase of $116,473 in net other expense was attributable to:

•

an elimination of derivative expense resulting in a $323,418 gain during the six month period in 2008 to $0 in 2009. This reduction and elimination occurred primarily due to the changing of conversion rates in convertible notes from a variable rate tied to market price to a fixed rate of $.001 per share.

•	a $68,769 increase in interest expense in 2009 over 2008 related to additional loans provided by Ms Josloff and unrelated third parties.

•

a $94,967 loss from the write-off of lease costs and a $22,139 loss from disposal of fixed assets in 2009 resulting from the closing the INCA on Lex retail store, more fully described in the Overview above.

•

$277,012 expense from amortization of debt discount during the six months ended June 30, 2009 compared to a $446,463 during the same period in 2008. This decrease of $169,451 is related to the accounting treatment of the capital raised in prior periods.

•	a $223,607 gain related to the forgiveness of certain debt during 2009 and $0 in 2008.

As a result of the changes in other income (expense) during the six months ended June 30, 2009 and 2008, the Company recorded a net loss of $691,696 for the period in 2009, compared to a net loss of $686,590 for the period in 2008.

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

As of June 30, 2009, INCA’s cash balance was $0. Outstanding debt as of June 30, 2009 totaled $4,279,952 including $1,523,560 in loans from related parties. The Company’s working capital deficit as of June 30 2009 was $4,129,308.

Since June 30, 2009, funds necessary to sustain the business have been derived from operations and loans from Stacy Josloff, the Company’s President and CEO. As of June 30, 2009, the Company owed Ms. Josloff the principle amount of approximately $1,075,000. There is no guarantee that Ms. Josloff will continue such funding, and funds from operations may not be adequate to continue operations. The Company will need to raise additional capital to expand operations to the point at which the Company can achieve profitability. The terms of financing that may be raised may not be on terms acceptable to the Company. If adequate funds cannot be raised, our business may fail.

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

Evaluation of Disclosure Controls and Procedures

The Company’s management carried out an evaluation, under the supervision and with the participation of Josloff, the Company’s Chief Executive Officer, and Chief Financial Officer of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2009, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, Josloff concluded that the Company’s disclosure controls and procedures as of June 30, 2009 were not effective and had the following material weaknesses: (i) Josloff is the Company’s sole executive and financial officer, (ii) the Company has no qualified internal accounting personnel, and (iii) the above weaknesses provide for no separation of accounting and financial procedures.

Changes in Internal Controls

There were no changes in our internal controls over financial reporting during the six month period ended June 30, 2009 that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None for period ended June 30, 2009.

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
Stacy Josloff, Chief Financial and Accounting Officer