Form 10-K
period 2009-12-31
INCA Designs Inc
filed 2010-11-15
CIK 1084702

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2009

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of June 30, 2009 is $2,770,479 (computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity as of the last business day of the registrant’s most recently completed second fiscal quarter). For purposes of the foregoing calculation only, directors, executive officers, and holders of 10% or more of the issuer’s common capital stock have been deemed affiliates.

The number of shares outstanding of the Registrant’s Common Stock as of November 15, 2010 was 1,075,789,314.

DOCUMENTS INCORPORATED BY REFERENCE:

None.

INTRODUCTORY COMMENT

Throughout this Annual Report on Form 10-K (the “Report”), the terms “we,” “us,” “our,” “INCA,” or “our Company” refers to INCA Designs, Inc., a Nevada corporation, and unless otherwise specified, includes its wholly owned subsidiary, S2 New York Design Corp., a New York corporation (“S2NY”), and S2’s wholly owned subsidiaries, INCA of South Beach, LLC, a Florida limited liability company (“INCA of South Beach”) and INCA on LEX, LLC, a New York limited liability company (“INCA on LEX”) (collectively, the “Company’s subsidiaries”).

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

Subsidiaries

As of December 31, 2009 and currently, INCA has one wholly owned subsidiary, S2, and S2 has two wholly owned subsidiaries, INCA of South Beach and INCA on LEX. INCA on LEX became an inactive entity in the first quarter of 2009.

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

Research and Development

We currently have no dedicated research and development costs. We anticipate allocating such costs in the future for business development and other capital expenditures.

Major Customers

There were no customers who provided 5% or more of our revenues during either of the years ended December 31, 2009 or 2008.

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

If we fail to comply with the new rules under the Sarbanes-Oxley Act related to accounting controls and procedures or if material weaknesses or other deficiencies are discovered in our internal accounting procedures, our stock price could decline significantly.

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

Trading in stock quoted on the Pink Sheets is often thin and characterized by wide fluctuations in trading prices, due to many factors that may have little to do with a company’s operations or business prospects. This volatility could depress the market price of our common stock for reasons unrelated to our business or operating performance. Moreover, the Pink Sheets is not a stock exchange, and trading of securities on the Pink Sheets is often more sporadic than the trading of securities listed on a quotation system like NASDAQ or a stock exchange like the NYSW Amex. Accordingly, stockholders may have difficulty reselling any of their shares of common stock.

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

On the date of this filing, there are outstanding convertible notes and warrants that are convertible into an aggregate of approximately 2,548,000,000 shares of common stock of which 498,000,000 shares would be issuable to affiliates of the Company. The holders of the remaining shares to be issued upon conversion or exercise of these instruments are likely to promptly resell the shares into the public market. It is possible that resale of these shares will significantly reduce the market price for our common stock. In addition, the issuance of shares upon conversion of the convertible notes or exercise of the warrants will have a dilutive impact on our stockholders. As a result, our net income per share could decrease in future periods, and the market price of our common stock could decline. The Company intends to increase its authorized shares of common stock to cover the potential issuances referenced above.

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

None.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our Common Stock is listed for quotation on the Pink Sheets under the symbol “IDGI.” The following table shows the high and low bid prices for our Common Stock during each quarter of 2009 and 2008. The below quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

Quarter Ended	High	Low

Fiscal Year 2009:
Fourth Quarter	$0.02	$0.00
Third Quarter	$0.01	$0.00
Second Quarter	$0.01	$0.00
First Quarter	$0.01	$0.00

Fiscal Year 2008:
Fourth Quarter	$0.01	$0.01
Third Quarter	$0.04	$0.01
Second Quarter	$0.91	$0.03
First Quarter	$1.00	$0.03

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

Securities Authorized for Issuance under Equity Compensation Plans

None.

Recent Sales of Unregistered Securities

The Company effected no unregistered sales of securities during the quarter ended December 31, 2009.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The Company did not repurchase any of its equity securities during the quarter ended December 31, 2009.

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

Overview

INCA designs, contracts for the manufacture of, and retails comprehensive collections of resort wear, swimwear and accessories. INCA believes that its unique designs, innovative sourcing, product positioning, wide range of price points, and commitment to branding attracts a customer seeking a ‘resort lifestyle experience.’ INCA’s sole business focus is that of S2NY and S2NY’s subsidiary, INCA of South Beach.

Significant Accounting Policies

In preparing our financial statements we are required to formulate working policies regarding valuation of our assets and liabilities and to develop estimates of those values. In our preparation of the financial statements for 2009, there were three estimates made which were (a) subject to a high degree of uncertainty and (b) material to our results. They were:

•

The determination, described in Note J to the financial statements, to record a 100% valuation allowance against the deferred tax asset that arose from our net operating loss carryforward. The basis for the determination was our lack of assurance that we will generate profits in the future against which the NOL carryforward can be applied.

•	The determination of the amortization of debt discount, specified in Notes D and F. The basis for the determination was our estimate of appropriate valuations.

•

The determination to record our leasehold improvements at cost. The basis for the determination was our estimation that future cash flows from our store will equal or exceed the recorded value of the leasehold improvement.

We made no material changes to our critical accounting policies in connection with the preparation of financial statements for 2009.

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

Results of Operations – Comparison of Years Ended December 31, 2009 and 2008

For the year ended December 31, 2009, the Company had revenues of $259,702 compared to revenues of $166,038 during 2008. The Company attributes this $93,664 increase in revenue to the opening of its store in Miami, FL in late 2008.

For the year ended December 31, 2009, the Company had an operating loss totaling $474,019 compared to operating loss of $706,213 for the same period in 2008. The reasons for the $232,194 improvement were:

•	a 25% decrease in general and administrative expenses, which was primarily the result of restructuring the Company’s administrative functions, along with the move of the operation to Miami, FL; and

•

a $21,896 reduction in selling expenses from $91,457 in 2008 to $69,561 in 2008. The reduction in selling expenses was primarily the result of the Company’s decision to cut back on its wholesale business, lessening advertising costs and eliminating tradeshow and runway costs.

The reduction in operating expense has continued in subsequent periods, primarily due to the Company’s lack of capital resources. If the Company obtains financing for its operations, however, operating expenses will increase.

Along with the Company’s reduction of its operating loss by $232,194, the Company also reduced its other income and expenses by $2,593,140 during the same period. The difference was attributable to:

•	a decrease of $2,161,774 in amortization of debt discount in 2009. This decreased expense is related to the accounting treatment of the capital raised during 2007-2008 through convertible debt;

•

$724,988 debt extinguishment income in 2009, with no such income in 2008. The debt extinguishment income occurred in 2009 as a result of debt written off pursuant to statutes of limitations, more fully described in Note K – Extinguishment;

•

a $161,019 change in debt forgiveness provided by $223,607 of debt forgiveness in 2009 resulting from the 2008 Settlement Agreement with Stephanie Hirsch which also produced debt forgiveness of $62,588 in 2008; and

•	a $1,641 increase in other income.

These reductions of other income and expenses totaling $3,049,422 were partially offset by:

•

a $250,697 reduction in change in derivatives from $250,697 in 2008 to $0 in 2009. This reduction occurred primarily due to the changing of conversion rates in convertible notes from a variable rate tied to market price to a fixed rate of $.001 per share;

•	a $94,967 loss from the write-off of lease costs and a $22,139 loss from disposal of fixed assets resulting from the closing the INCA on Lex retail store.

•

an increase in interest expense of $88,479 from $343,400 in 2008 to $431,879 in 2009. This increase is a result of added default interest on certain promissory notes going into default in late 2008 and interest on loans made to the Company in 2009.

As a result of the large net reduction in other income and expenses in 2009, the Company recorded a net loss of $355,476 in 2009, compared to a net loss of $3,180,810 in 2008. Net loss per share was less than $0.01 in 2009 and $0.01 in 2008, as the weighted average shares outstanding increased nearly 87% from year to year.

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

As of December 31, 2009, INCA’s cash balance was $3,010. Outstanding liabilities as of December 31, 2009 totaled $4,022,982 including $1,720,956 in loans from a related party. The Company’s working capital deficit as of December 31, 2009 was $3,797,405.

Since December 31, 2009, funds necessary to sustain the business have been derived from operations and loans from Stacy Josloff, the Company’s President and CEO. As of December 31, 2009, the Company owed Ms. Josloff the principle amount of approximately $1,273,000. There is no guaranty that Ms. Josloff will continue such funding, and funds from operations will not be adequate to continue operations. The Company will need to raise additional capital to expand operations to the point at which the Company can achieve profitability. The terms of financing that may be raised may not be on terms acceptable to the Company. If adequate funds cannot be raised, our business may fail.

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Inca Designs, Inc. and Subsidiary

We have audited the accompanying consolidated balance sheets of Inca Designs, Inc. and Subsidiary as of December 31, 2009 and 2008 and the related consolidated statements of operations, stockholders’ deficit, and cash flows for each of the years in the two-year period ended December 31, 2009. Inca Designs, Inc. & Subsidiary’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Inca Designs, Inc. and Subsidiary as of December 31, 2009 and 2008 and the results of their operations and its cash flows for each of the years in the two-year period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Rosenberg Rich Baker Berman & Company

Somerset, New Jersey

November 15, 2010

INCA DESIGNS, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	December 31, 2009	December 31, 2008
ASSETS

Current Assets:
Cash	$3,010	$4,735
Accounts receivable, net of allowance for doubtful accounts of $0 at December 31, 2009 and 2008	28,697	1,741
Inventory	193,870	86,495

Total current assets	225,577	92,971

Fixed Assets:
Store equipment	27,565	30,747
Leasehold improvements	199,418	220,953

	226,983	251,700

Accumulated depreciation	(39,455)	(16,415)

Net fixed assets	187,528	235,285

Other Assets:
Security deposits	21,250	58,923
Website, net of amortization of $1,500 and $0 at December 31, 2009 and 2008, respectively	16,500	—
Lease purchase costs, net of amortization of $0 and $22,405 at December 31, 2009 and 2008, respectively	—	97,595

	37,750	156,518

Total assets	$450,855	$484,774

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities:
Due to officer and related parties	$1,120,956	$384,467
Convertible notes payable, net of debt discount of $0 and $135,871 at December 31, 2009 and 2008, respectively	1,040,000	904,129
Accrued interest	851,017	746,925
Related party convertible notes payable, net of debt discount of $0 and $152,014 at December 31, 2009 and 2008, respectively	600,000	447,986
Accounts payable	150,364	235,581
Accrued expenses and other liabilities	121,577	123,337
Notes and loans payable	100,000	859,000
Bank overdraft	39,068	—

Total current liabilities	4,022,982	3,701,425

Commitments and Contingencies	—	—

Stockholders’ Deficit:
Preferred stock - par value $0.0001; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock - par value $0.0001; 2,500,000,000 shares authorized; 714,894,814 and 714,894,814 shares issued and outstanding	71,489	71,489
Additional paid-in capital	3,576,956	3,576,956
Accumulated deficit	(7,220,572)	(6,865,096)

Total stockholders’ deficit	(3,572,127)	(3,216,651)

Total liabilities and stockholders’ deficit	$450,855	$484,774

The accompanying footnotes are an integral part of these consolidated financial statements.

INCA DESIGNS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

	Year Ended December 31,
	2009	2008

Revenues, net	$259,702	$166,038

Cost of revenues	163,983	119,151

Gross profit	95,719	46,887

Operating expenses:
General and administrative	470,430	631,118
Selling expense	69,561	91,457
Depreciation and amortization	29,747	30,525

Total operating expense	569,738	753,100

Operating loss	(474,019)	(706,213)

Other income (expense)
Interest expense	(431,879)	(343,400)
Amortization of debt discount	(287,885)	(2,449,659)
Loss on disposal of fixed assets	(22,139)	—
Loss on write-off of lease purchase costs	(94,967)	—
Change in derivatives	—	250,697
Debt extinguishment	724,988	—
Debt forgiveness	223,607	62,588
Other income	6,818	5,177

Total other income (expense)	118,543	(2,474,597)

Loss before taxes	(355,476)	(3,180,810)

Provision for income taxes	—	—

Net loss	$(355,476)	$(3,180,810)

Earnings Per Share, Basic and Diluted:

Net loss	$(0.00)	$(0.01)

Weighted Average Number of Shares Outstanding	714,894,814	382,632,787

The accompanying footnotes are an integral part of these consolidated financial statements.

INCA DESIGNS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

FOR THE PERIOD FROM JANUARY 1, 2008 THROUGH DECEMBER 31, 2009

			Additional Paid In Capital	Accumulated Deficit
	Common Stock
	Shares	Amount			Total

Balance, January 1, 2008	52,309,814	$5,231	$678,044	$(3,684,286)	$(3,001,011)

Shares issued for debt conversion	662,585,000	66,258	596,327	—	662,585
Beneficial conversion feature of convertible note	—	—	2,302,585	—	2,302,585
Net loss	—	—	—	(3,180,810)	(3,180,810)

Balance, December 31, 2008	714,894,814	71,489	3,576,956	(6,865,096)	(3,216,651)

Net loss	—	—	—	(355,476)	(355,476)

Balance, December 31, 2009	714,894,814	$71,489	$3,576,956	$(7,220,572)	$(3,572,127)

The accompanying footnotes are an integral part of these consolidated financial statements.

INCA DESIGNS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

	Year Ended December 31,
	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(355,476)	$(3,180,810)
Adjustments to reconcile net loss to net cash flows from operating activities:
Depreciation and amortization expense	29,747	30,525
Change in fair value of derivative instruments	—	(250,697)
Amortization of debt discount	287,885	2,449,659
Write-off of lease purchase costs	94,967	—
Debt forgiveness	(223,607)	(62,588)
Extinguishment of debt	(724,988)	—
Disposal of fixed assets	22,139	—
Bad debt expense	7,355	5,850
Changes in assets and liabilities:
Accounts receivable	(34,311)	65,071
Inventory	(107,375)	2,590
Other assets	37,673	52,905
Accounts payable	(66,992)	(59,285)
Accrued interest	400,461	343,400
Bank overdraft	39,068	—
Accrued expenses	(1,760)	16,105

Net cash flows used in operating activities	(595,214)	(587,275)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equipment	—	(13,271)
Purchase of website	(18,000)	—
Leasehold improvements	—	(199,417)

Net cash flows used in investing activities	(18,000)	(212,688)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from related party loans	736,489	490,526
Repayment of notes payable	(125,000)	—
Proceeds from convertible notes payable	—	300,000

Net cash flows provided by financing activities	611,489	790,526

Decrease in cash	(1,725)	(9,437)
Cash, beginning of period	4,735	14,172

Cash, end of period	$3,010	$4,735

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid for interest	$31,418	$—

Cash paid for income taxes	$—	$—

SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING ACTIVITIES:

Conversion of notes payable into common stock	$—	$662,585

The accompanying footnotes are an integral part of these consolidated financial statements.

INCA DESIGNS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2009 AND 2008

NOTE A – THE COMPANY

On June 27, 2008, the Company’s Board of Directors approved an amendment to the Company’s Articles of Incorporation to increase the number of authorized shares of Common Stock to 2,500,000,000. The Company established the record date for those shareholders entitled to vote on the matter as July 2, 2008. On August 13, 2008, the Company filed a Certificate of Amendment to its Articles of Incorporation to affect the above-mentioned increase in authorized common shares.

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

INCA DESIGNS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2009 AND 2008

Trade Accounts Receivable

Trade accounts receivable are customer obligations due under normal trade terms. The Company provides an allowance for doubtful accounts, which is based upon a review of outstanding receivables, historical collection information and existing economic conditions. Normal trade accounts receivable are due 30 days from invoice date and considered past due after that. At December 31, 2009 and 2008 there were no past due trade accounts receivable and therefore no allowance for doubtful accounts was provided. Trade accounts receivable past due more than 90 days are considered delinquent. Delinquent receivables are written off based on individual credit evaluations, results of collection efforts, and specific circumstances of the customer. Recoveries of accounts previously written off are recorded as reductions of bad debt expense when received.

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

Debt Discounts

Costs incurred with parties who are providing long-term financing, which include the intrinsic value of beneficial conversion features associated with the underlying debt, are reflected as a debt discount. These discounts are generally amortized over the life of the related debt. Amortization expense is included in Other Income (Expense) on the Company’s Audited Consolidated Statements of Operations.

Fair Value of Financial Instruments

The carrying amounts reported in the consolidated balance sheets as of December 31, 2009 and 2008 for cash, accounts receivable, inventories, accounts payable and accrued expenses and other current liabilities approximate the fair value because of the immediate or short-term maturity of these financial instruments. The fair value of debt approximates its carrying value at the stated or discounted rate of the debt to reflect recent market conditions.

INCA DESIGNS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2009 AND 2008

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

Shipping and Handling Costs

The Company expenses all shipping and handling costs as incurred. These costs are included in Cost of Revenues on the Company’s audited consolidated financial statements and totaled approximately $23,000 and $1,000 for the years ended December 31, 2009 and 2008.

Advertising Costs

The Company expenses all advertising costs as incurred. For the years ended December 31, 2009 and 2008, the Company’s advertising costs were approximately $42,000 and $70,000, respectively and are included in Selling Expenses on the Company’s audited consolidated financial statements

Stock Based Compensation

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

Reclassification of Certain Securities and Obligations under ASC 815-40 – Contracts to be Settled with Company’s Own Equity

If the Company were required to settle its outstanding warrants and convertible debt as of December 31, 2009, we would be required to issue approximately 2,648,000,000 common shares (250,000,000 for the settlement of warrants and 2,398,000,000 for the settlement of outstanding convertible debt). The Company determined that the settlement of these outstanding financial instruments would exceed our authorized shares by approximately 858,000,000. Pursuant to ASC 815-40, Derivatives and Hedging – Contracts in Entity’s Own Equity, the Company would be

INCA DESIGNS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2009 AND 2008

required to reclassify these contracts from equity to liabilities. As permitted by ASC 815-40, the Company’s policy with regard to settling outstanding financial instruments is to settle those with the latest maturity date first which essentially sets the order of preference for settling the financial instruments. As a result of the Company’s policy of settlement, we determined that the change in fair value for financial instruments initially recorded in equity was not required to be reclassified during 2009.

Earnings Per Share

The Company calculates earnings per share (“EPS”) in accordance with ASC 260, “Earnings Per Share”, which requires the computation and disclosure of two EPS amounts, basic and diluted. Basic EPS is computed based on the weighted average number of shares of common stock outstanding during the period. Diluted EPS is computed based on the weighted average number of common shares outstanding plus all potentially dilutive common shares outstanding during the period. Such potential dilutive common shares consist of stock options, non-vested shares (restricted stock) and warrants. Potential common shares that have an anti-dilutive effect totaling approximately 2,648,000,000 are excluded from the diluted earnings per share.

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

INCA DESIGNS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2009 AND 2008

NOTE C – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company incurred a loss from operations of approximately $474,000 during the year ended December 31, 2009, had an accumulated deficit, and had negative cash flow from operations of approximately $595,000. These matters raise substantial doubt about the Company’s ability to continue as a going concern.

NOTE D – CONVERTIBLE NOTES PAYABLE

As of December 31, 2009 and 2008, the Company had the following convertible promissory notes (the “Convertible Notes”) listed below. During 2008, the following changes were made to the Convertible Notes:

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

	December 31, 2009	December 31, 2008
On July 17, 2008, the Company issued a Convertible Promissory Note to an individual for $250,000 with a due date of July 15, 2009 (the “July Note 2008”). The July 2008 Note accrues interest at a rate of 18% per annum. The July 2008 Note is currently in default. The July 2008 Note contains 4.99% ownership cap provisions. The shares underlying the July 2008 Note are covered under a registration rights agreement. In conjunction with the July 2008 Note, the Company issued Warrants to purchase 250,000,000 shares of Common Stock of the Company with an exercise price of $0.001 per share.	$250,000	$250,000

INCA DESIGNS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2009 AND 2008

NOTE D – CONVERTIBLE NOTES PAYABLE (Continued)

COVERED UNDER (A and B) ABOVE:

On May 21, 2007, the Company assumed and reissued a Convertible Promissory Note with an effective date of November 20, 2006 to an individual for $100,000 with a due date of September 30, 2007 (the “Note”). The Note accrued interest at a rate of 24% per annum. The Note is currently in default. Upon default, the interest rate increased to 25% per annum. The shares underlying the Note are covered under a registration rights agreement. In conjunction with the Note, the Company issued Warrants to purchase 200,000 shares of Common Stock of the Company with an exercise price of $0.50 per share, all of which expired unexercised on October 31, 2009.

	100,000	100,000

On May 21, 2007, the Company assumed and reissued a Convertible Promissory Note with an effective date of November 20, 2006 to an individual for $125,000 with a due date of September 30, 2007 (the “Note”). The Note accrues interest at a rate of 24% per annum. The Note is currently in default. Upon default, the interest rate increased to 25% per annum. The shares underlying the Note are covered under a registration rights agreement. In conjunction with the Note, the Company issued Warrants to purchase 250,000 shares of Common Stock of the Company with an exercise price of $0.50 per share, all of which expired unexercised on October 31, 2009.

	125,000	125,000

On May 21, 2007, the Company assumed and reissued a Convertible Promissory Note with an effective date of November 20, 2006 to an individual for $100,000 with a due date of September 30, 2007 (the “Note”). The Note accrues interest at a rate of 24% per annum. The Note is currently in default. Upon default, the interest rate increased to 25% per annum. The shares underlying the Note are covered under a registration rights agreement. In conjunction with the Note, the Company issued Warrants to purchase 200,000 shares of Common Stock of the Company with an exercise price of $0.50 per share, all of which expired unexercised on October 31, 2009.

	100,000	100,000

On May 21, 2007, the Company assumed and reissued a Convertible Promissory Note with an effective date of November 20, 2006 to an individual for $100,000 with a due date of September 30, 2007 (the “Note”). The Note accrues interest at a rate of 24% per annum. The Note is currently in default. Upon default, the interest rate increased to 25% per annum. The shares underlying the Note are covered under a registration rights agreement. In conjunction with the Note, the Company issued Warrants to purchase 200,000 shares of Common Stock of the Company with an exercise price of $0.50 per share, all of which expired unexercised on October 31, 2009.

	100,000	100,000

INCA DESIGNS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2009 AND 2008

NOTE D – CONVERTIBLE NOTES PAYABLE (Continued)

On May 21, 2007, the Company assumed and reissued a Convertible Promissory Note with an effective date of November 20, 2006 to an individual for $75,000 with a due date of September 30, 2007 (the “Note”). The Note accrues interest at a rate of 24% per annum. The Note is currently in default. Upon default, the interest rate increased to 25% per annum. The shares underlying the Note are covered under a registration rights agreement. In conjunction with the Note, the Company issued Warrants to purchase 150,000 shares of Common Stock of the Company with an exercise price of $0.50 per share, all of which expired unexercised on October 31, 2009.

	75,000	75,000

COVERED UNDER (A and C) ABOVE:
On June 20, 2007, the Company issued a Convertible Promissory Note to an entity for $200,000 with a due date of June 20, 2008 (the “Note”). The Note accrues interest at a rate of 10% per annum. The Note is currently in default. The shares underlying the Note are covered under a registration rights agreement. In December 2007, the Company made a $20,000 payment towards principle. On July 1, 2008, the entity converted $160,000 of the principle balance into 160,000,000 restricted shares of Common Stock of the Company.	20,000	20,000

On October 2, 2007, the Company issued a Convertible Promissory Note to an entity for $250,000 with a due date of October 1, 2008 (the “Note”). The Note accrues interest at a rate of 10% per annum. The Note called for separate fundings of $50,000 each on October 2, October 18, November 12, and December 7, 2007 and January 10, 2008. The Note is currently in default. The shares underlying the Note are covered under a registration rights agreement. In December 2007, the Company made a $50,000 payment towards principal.	200,000	200,000

On November 28, 2007, the Company issued a Convertible Promissory Note to an entity for $70,000 with a due date of November 28, 2008 (the “Note”). The Note accrues interest at a rate of 10% per annum. The Note is currently in default. The shares underlying the Note are covered under a registration rights agreement.	70,000	70,000

	1,040,000	1,040,000
Debt Discount	-0-	(135,871)

TOTAL	$1,040,000	$904,129

With regards to the convertible note of $250,000 issued July 17, 2008 listed above, the debt discount was $250,000, made up of the following, (i) the intrinsic value of the beneficial conversion feature which was determined to be $129,310 and (ii) the relative fair value of the Warrant which was determined to be $120,690. Amortization of debt discount related to the July 2008 Note was $135,871 and $114,129 for the years ended December 31, 2009 and 2008, respectively and the debt discount was fully amortized at December 31, 2009.

INCA DESIGNS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2009 AND 2008

NOTE D – CONVERTIBLE NOTES PAYABLE (Continued)

Amortization of the debt discount on convertible notes payable totaled $135,871 and $1,281,608 for the years ended December 31, 2009 and 2008, respectively.

NOTE E – NOTES PAYABLE

The Company has the following notes and loan obligations.

	December 31, 2009	December 31, 2008
The principal balance on promissory notes with a financial institution totaled $484,000. The note carries an interest rate of 9.25% per annum. In August 2002, the Company negotiated a settlement with the financial institution with payment terms of $5,000 per month on the promissory notes. At December 31, 2009, this promissory note was written-off. See Note K below	$-0-	$484,000

In June 2002, the Company issued a note for $150,000 with a maturity date of July 1, 2006 and an interest rate of one (1%) percent. As a result of a default for non-payment, the interest rate on the note accelerated to fifteen (15%) percent per annum on the date of maturity. The default also prompted a late charge of five (5%) per annum on any overdue amount. This obligation was forgiven in May 2009. See Note K below	-0-	150,000

In October 2004, the Company issued a promissory note for $62,500 with a maturity date of April 30, 2005 and an interest rate (5.75%) equal to the Prime Rate on the day prior to the date the principal payment is due. This obligation was repaid in May 2009.	-0-	62,500

In December 2004, the Company issued a promissory note for $62,500 with a maturity date of April 30, 2005 and an interest rate (5.75%) equal to the Prime Rate on the day prior to the date the principal payment is due. This obligation was repaid in May 2009.	-0-	62,500

In April 2007, the Company issued a Single Payment Promissory Note to an individual for $100,000. The note accrues interest at a rate of 15% per annum and is due on April 2, 2008. This obligation is currently in default.	100,000	100,000

TOTAL	$100,000	$859,000

INCA DESIGNS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2009 AND 2008

NOTE F – RELATED PARTIES

Related party convertible notes payable

On June 25, 2008, INCA issued a Convertible Promissory Note to Josloff, for $652,585 with a due date of July 1, 2009 (the “Note”). The Note was issued in consideration for amounts previously advanced to the Company by Josloff. The Note accrues interest at a rate of 10% per annum. The Note is currently in default. The Note is convertible into shares of the Company’s Common Stock at any time after the date of issuance at a fixed conversion price of $.001 per share. On July 1, 2008 Josloff converted $171,293 into 171,292,500 shares of the Company’s Common Stock. Also on July 1, 2008, Josloff sold $171,293 to a then officer and director of the Company, which shares were, on July 1, 2008, also converted into 171,292,500 shares of the Company’s Common Stock. At December 31, 2009, the outstanding balance was $310,000. Amortization of debt discount was $152,014 and $500,571 for the years ended December 31, 2009 and 2008, respectively and the debt discount was fully amortized at December 31, 2009.

During 2008 and 2007, a related party loaned the Company $50,000 and $470,000, respectively, of which $70,000 was repaid during 2007. The Company delivered three separate convertible promissory notes to the related party for $250,000, $200,000, and $70,000. These convertible promissory notes accrued interest at 10% per annum. On June 27, 2008, the Company’s Board of Directors approved a change in the conversion rate for the these convertible promissory notes from “a forty percent discount to the market price of the Company’s Common Stock or $0.50 per share, whichever is lower” to a fixed conversion rate of $0.001 per share. On July 1, 2008 the related party agreed to forbear from exercising certain rights under its convertible promissory notes including the collection of default interest and legal actions for a period of six months beginning July 1, 2008 or on the 11th day from the date the related party delivers a Notice of Conversion of $160,000 of its $180,000 convertible promissory notes then in default. Upon expiration of the forbearance agreement, the interest rate on any unpaid balance of the convertible promissory notes increased to 25% per annum. At December 31, 2009 and 2008 the outstanding balance was $290,000. Amortization of debt discount totaled $0 and $667,480 for the year ended December 31, 2009 and 2008, respectively. On August 31, 2010, the Company’s Board of Directors approved the conversion of $360,895 of the principal and interest of the convertible promissory notes into 360,894,500 shares of its Common Stock.

Due to officers and related parties

At December 31, 2009 and 2008, the Company owed Josloff $963,106 and $245,665 respectively. The loan accrues interest at a rate of 6% per annum. At December 31, 2009 and 2008, the Company owed a related party $157,850 and $138,802, respectively. The loans accrue interest at a rate of 6% per annum.

NOTE G – ACCRUED EXPENSES AND OTHER LIABILITIES

Accrued expenses and other liabilities consist of the following:

	December 31, 2009	December 31, 2008
Loan payable (non-interest bearing)	$117,375	$117,375
Payroll liabilities	4,202	5,962

TOTAL	$121,577	$123,337

INCA DESIGNS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2009 AND 2008

NOTE H – DERIVATIVES

In accordance with ASC 815, “Accounting for Derivative Instruments and Hedging Activities”, the conversion features associated with the convertible debentures are variable and contain an embedded derivative that requires bifurcation from their host contacts. The company has recognized the embedded derivatives as a liability at the date the debentures were issued. For the year ended December 31, 2008, the change in the fair value of the derivatives resulted in an accounting gain of $250,697. At July 1, 2008, the conversion rate for all outstanding convertible debt was changed to a fixed conversion rate of $0.001, thereby eliminated the requirement for further treatment of the embedded derivatives. At December 31, 2009 and December 31, 2008, debt discount and derivative liabilities were $0.

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

Warrant to Purchase Common Stock

At December 31, 2009 and 2008, the Company had issued and outstanding warrants to purchase common stock of the Company (the “Warrant(s)”) totaling 250,000,000 and 251,000,000, respectively, none of which have been exercised. Warrants totaling 1,000,000 had an exercise price of $0.50 per share and expired in 2009.

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

INCA DESIGNS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2009 AND 2008

NOTE J – INCOME TAXES

As of December 31, 2008, the Company had n operating loss carry forward of approximately $3,800,000 resulting in a deferred tax asset of approximately $1,292,000. The deferred tax asset has been fully reserved against a valuation allowance. As a result, the valuation allowance for the year ended December 31, 2008 increased by $$1,175,000.

The components of the provision (benefit) for income taxes are as follows:

	Twelve Months Ended December 31,
	2009	2008
CURRENT
Federal	$-0-	$-0-
State	-0-	-0-

Total current tax provision	-0-	-0-

DEFERRED
Federal	-0-	-0-
State	-0-	-0-

Total deferred tax benefit	-0-	-0-

Total tax provision (benefit)	$-0-	$-0-

Temporary differences:

Deferred Tax Assets:

Net operating loss carry-forward	$510,000	$374,000
Amortization	-0-	6,000
Depreciation	6,000	6,000
Accrued interest	163,000	284,000
Less: valuation allowance	(679,000)	(670,000)

Deferred tax assets	-0-	-0-
Deferred tax liabilities	-0-	-0-

Net deferred tax asset	$-0-	$-0-

The Company had federal and state net operating tax loss carry-forward of approximately $1,500,000 as of December 31, 2009. The tax loss carry-forwards are available to offset future taxable income with the federal and state carry-forwards beginning to expire in 2028.

In 2009, the deferred tax valuation allowance increased by approximately $9,000. The realization of the tax benefits is subject to the sufficiency of taxable income in future years. The combined deferred tax assets represent the amounts expected to be realized before expiration.

INCA DESIGNS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2009 AND 2008

NOTE J – INCOME TAXES (Continued)

The Company periodically assesses the likelihood that it will be able to recover its deferred tax assets. The Company considers all available evidence, both positive and negative, including historical levels of income, expectations and risks associated with estimates of future taxable income and ongoing prudent and feasible profits. As a result of this analysis of all available evidence, both positive and negative, the Company concluded that it is more likely than not that its net deferred tax assets will not be recovered and, accordingly, valuation allowance for the full amount was recorded as of December 31, 2009 and 2008.

The difference between the expected income tax expense (benefit) and the actual tax expense (benefit) computed by using the Federal statutory rate of 35% is as follows:

	Twelve Months Ended December 31,
	2009	2008

Expected income tax benefit (provision) at statutory rate of 35%	$124,000	$391,000
Other	(115,000)	-0-
Change in valuation account	(9,000)	(391,000)

Income tax expense (benefit)	-0-	$-0-

NOTE K – DEBT EXTINGUISHMENT AND FORGIVENESS

Debt Extinguishment

For the year ended December 31, 2009, the Company has written off prior period debts totaling $724,988 broken down as follows: note payable - $484,000 and accrued interest - $222,763 and accounts payable related to Accident Prevention Plus, LLC (the Company’s former operation) - $18,225. This write-off was supported by an opinion of Company counsel in which it was it was opined that pursuant to the laws of the State of Florida any written instrument evidencing debt has a five (5) years statute of limitation upon which to commence an action for repayment of such obligation upon default, and accordingly, the holder of such debt will be precluded from commencing an action to collect such debt five (5) years from the maturity date or date of default of such debt. The $724,988 is reflected as Other Income (Expense) on the Company’s audited consolidated financial statements.

Debt Forgiveness

During 2009, an unrelated third party forgave $223,607 in principle and interest resulting from loans made to a predecessor company. In 2008, resulting from a settlement agreement between the Company and a former officer/director, the Company recorded debt forgiveness totaling $62,588. These amounts are reflected as Other Income (Expense) on the Company’s audited consolidated financial statements.

INCA DESIGNS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2009 AND 2008

NOTE L – COMMITMENTS AND CONTINGENCIES

Leases

976 Lexington Avenue, New York, NY

On August 16, 2007, INCA on LEX purchased the remaining term of the lease for the property on 976 Lexington Avenue from the prior occupant for a total of $150,000 (the “Lexington Ave. Lease”). The price included a security deposit of $30,000 (the “Security Deposit”) and purchase fee of $120,000 (the “Lease Purchase Cost”). The original term of the lease was for ten years, commencing on January 1, 2005 with monthly payments of $10,000. The Lease Purchase Cost was amortized over the remaining life of the lease.

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

Rent expense for the years ended December 31, 2009 and 2008 was $22,510 and $121,156, respectively.

2317 Collins Avenue, Miami Beach, FL

In June 2006, while renovations were in progress, INCA of South Beach entered into a 10 year Retail Lease with Sandy Lane Retail, LLC for retail space totaling approximately 1,000 square feet located in the Hotel Gansevoort South, 2317 Collins Avenue, Miami Beach, FL (the Collins Ave. Lease”). The Company took occupancy in November 2008. Terms of the Collins Ave. Lease include a security deposit of $21,250 and monthly payments of $7,083 for years 1 through 3 with a 3% escalation each year for years 4 through 10.

Future minimum rent payments are as follows:

2010	$85,000
2011	85,863
2012	90,627
2013	93,346
2014	96,146
Thereafter	395,824

$846,806

Simultaneous with the vacating of its office on 976 Lexington Avenue, the Company moved its entire operation to Miami Beach, Florida and moved its corporate office to 2317 Collins Avenue, Miami, FL 33139.

INCA DESIGNS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2009 AND 2008

NOTE M – SUBSEQUENT EVENTS

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

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, an evaluation was performed under the supervision of Stacy Josloff, our chief executive officer and our chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934. Based on this evaluation, management has determined that as of December 31, 2009, there were material weaknesses in our disclosure controls and procedures. The material weaknesses identified during management’s assessment were (i) a lack of sufficient internal accounting expertise to provide reasonable assurance that our financial statements and notes thereto, are prepared in accordance with generally accepted accounting principles (GAAP) and (ii) a lack of segregation of duties to ensure adequate review of financial statement preparation. Based on that evaluation, our management concluded that as of the date of the evaluation our disclosure controls and procedures were not effective to provide reasonable assurance that information required to be disclosed in the Company’s periodic filings under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including those officers, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

During the year ended December 31, 2009, there were no significant changes in internal controls of the Company, or other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

In connection with the preparation of our annual financial statements, we have assessed the effectiveness of internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or the COSO Framework. Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of those controls. Based on this evaluation, management has determined that as of December 31, 2009, there were material weaknesses in our internal control over financial reporting. The material weaknesses identified during management’s assessment were (i) a lack of sufficient internal accounting expertise to provide reasonable assurance that our financial statements and notes thereto, are prepared in accordance with generally accepted accounting principles (GAAP) and (ii) a lack of segregation of duties to ensure adequate review of financial statement preparation. In light of these material weaknesses, management has concluded that, as of December 31, 2009, we did not maintain effective internal control over financial reporting. As defined by the Public Company Accounting Oversight Board Auditing Standard No. 5, a material weakness is a deficiency or a combination of deficiencies, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected. In order to ensure the effectiveness of our disclosure controls in the future we intend on adding financial staff resources to our accounting and finance department.

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

Business Experience

Stacy Josloff – Chief Executive Officer, Chief Financial Officer, Treasurer, Secretary and Sole Director

Since joining the Company in May 2007, Ms. Josloff has been responsible for managing the daily activities of the Company including sales and marketing of the Company’s products, personnel needs and financial decisions, and its relationship with other entities with which the Company has a relationship. Ms. Josloff has worked with S2 in various executive officer positions including President and Vice President since May 2004. Prior to joining S2, Josloff spent ten years as a sales executive at Ralph Lauren (Purple and Black Label) and Max Mara USA. Josloff graduated from The University of Michigan in 1994 with a Bachelor of Fine Arts degree.

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

Code of Ethics

Due to the small size of our management, at December 31, 2009 and as of the filing of this Annual Report, the Company had not approved a Code of Ethics.

Director Independence

There are no members of the Board of Directors that qualify as “independent” directors. The Company’s securities are not currently traded on an exchange that would require that the Board of Directors include a majority of directors that are “independent.”

Board Meetings and Committees

The Company did not hold any regular or special meetings of its Board of Directors during the year ended December 31, 2009. Due to the size of the board, the board does not have an audit, nominating or compensation committee. When necessary, the entire Board of Directors performs the tasks that would be required of those committees. The board also does not have an audit committee financial expert.

ITEM 11.	EXECUTIVE COMPENSATION.

Summary Compensation Table

The table below shows certain compensation information for services rendered in all capacities for the fiscal years ended December 31, 2009, 2008 and 2007 by our Chief Executive Officer and Chief Financial Officer. Other than as set forth herein, no executive officer’s salary and bonus exceeded $100,000 in any of the applicable years. The following information includes the dollar value of base salaries, bonus awards, the number of stock options granted and certain other compensation, if any, whether paid or deferred.

	Annual Compensation			Long Term Compensation
Name and Principal Position	Fiscal Year End	Salary ($)	Bonus ($)	All other and annual Compensation and LTIP Payouts ($)	Securities under Options/ SARS Granted (#)	Restricted Shares or Restricted Share Units (#)
Stacy Josloff Chief Executive Officer, Chief Financial Officer	2009	35,000	-0-	-0-	-0-	-0-
	2008	37,500	-0-	-0-	-0-	-0-
	2007	65,000	-0-	-0-	-0-	-0-

Outstanding Equity Awards

None.

Compensation of Directors

The Company does not pay any compensation to its directors for services provided.

Employment Agreements

On May 21, 2007, the Company entered into an employment agreement with Stacy Josloff to serve as Chief Executive Officer and Chief Financial Officer. The initial terms of the agreement was for five years, with an option to renew for an additional five-year period. Pursuant to the agreement, Ms. Josloff was to receive an annual base salary of $65,000 and was eligible for an annual bonus payment at the end of each fiscal year. The bonus is granted in the sole discretion of the Company’s board of directors and is based upon the Company’s performance and productivity. Ms. Josloff is eligible to receive bonus compensation in the form of cash, stock options, or a combination thereof, and is eligible for insurance benefits, reasonable expenses, and five (5) weeks of paid vacation in each calendar year.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth the ownership, as of November 12, 2010, of our Common Stock by each person known by us to be the beneficial owner of more than 5% of our outstanding Common Stock, each of our directors and executive officers; and all of our directors and executive officers as a group. The information presented below regarding beneficial ownership of our voting securities has been presented in accordance with the rules of the SEC and is not necessarily indicative of ownership for any other purpose. Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, we believe that each of the shareholders named in this table has sole voting and investment power with respect to the shares indicated as beneficially owned. Applicable percentages are based upon 1,075,789,314 shares of Common Stock outstanding as of November 12, 2010.

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

On October 12, 2010 a related party converted $360,894.50 of debt into 360,894,500 shares of the Company’s Common Stock.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees. The aggregate fees billed for professional services rendered by Rosenberg Rich Baker Berman for the audit of the Company’s annual financial statements for the years ended December 31, 2009 and 2008 and quarterly review of the financial statements included in its Form 10-K or services that are normally provided by an accountant in connection with statutory and regulatory filings or engagements for the years ended December 31, 2009 and 2008 were $52,000 and $20,000, respectively.

Audit-Related Fees. For the years ended December 31, 2009 and 2008, there were no fees billed by Rosenberg Rich Baker Berman for services reasonably related to the performance of the audit or review of the financial statements outside of those fees disclosed above under “Audit Fees.”

Tax Fees. For the years ended December 31, 2009 and 2008, there were no fees billed by Rosenberg Rich Baker Berman for tax services.

All Other Fees. We incurred no other fees for the years ended December 31, 2009 and 2008.

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

Exh. No.	Date of Document	Description of Document

3.1	October 28, 1998	Articles of Incorporation (1)

3.2	March 3,1999	Certificate of Amendment to Articles of Incorporation (1)

3.3	October 27, 2004	Certificate of Amendment to Articles of Incorporation (name change to Transportation Safety Technology, Inc.) (2)

3.4	March 9, 2007	Certificate to Accompany Restated Articles (name change to INCA Designs, Inc.) (3)

3.5	May 1, 2007	Certificate of Amendment to Articles of Incorporation (3)

3.6	August 13, 2008	Certificate of Amendment to Articles of Incorporation (*)

3.7	N/A	Bylaws (3)

10.1	May 21, 2007	Employment Agreement with Stacy Josloff (7)

10.2	June 25, 2008	Convertible Note for $652,585 issued to Stacy Josloff (4)

10.3	July 17, 2008	Convertible Promissory Note for $250,000 issued to Richard Girouard (5)

10.4	October 15, 2008	Settlement Agreement and Release (6)

21.1	November 15, 2010	List of Subsidiaries (*)

31.1	November 15, 2010	Certification of Chief Executive Officer and Chief Financial Officer of Periodic Report pursuant to Rule 13a-14a.*

32.1	November 15, 2010	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14b.*

(1)	Previously filed with Form 10B12G filed with the Commission on June 3, 1999.
(2)	Previously filed with the Preliminary Information Statement filed with the Commission on June 18, 2004.
(3)	Previously filed with Form 10-KSB for year ended December 31, 2007 filed with the Commission on March 28, 2008.
(4)	Previously filed with Form 8-K filed with the Commission on July 2, 2008.
(5)	Previously filed with Form 10-Q filed with the Commission on July 9, 2010.
(6)	Previously filed with Form 8-K filed with the Commission on October 15, 2008.
(7)	Previously filed with Form 8-K filed with the Commission on October 15, 2007.
(*)	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Title	Name	Date	Signature

Principal Executive Officer	Stacy Josloff	November 15, 2010	/s/ Stacy Josloff

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

By:	/s/ Stacy Josloff	Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, Director	November 15, 2010
Stacy Josloff