Form 10-Q
period 2010-03-31
INCA Designs Inc
filed 2010-11-15
CIK 1084702

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

Unaudited Condensed Consolidated Balance Sheet as of March 31, 2010 and Consolidated Balance Sheet as of December 31, 2009	3

Unaudited Condensed Consolidated Statements of Operations for the three months ended March 31, 2010 and 2009	4

Unaudited Condensed Consolidated Statement of Stockholders’ Deficit for the period from January 1, 2009 through March 31, 2010	5

Unaudited Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2010 and 2009	6

Notes to Unaudited Condensed Consolidated Financial Statements	7 to 14

INCA DESIGNS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2010	December 31, 2009
	(Unaudited)
ASSETS
Current Assets:
Cash	$4,448	$3,010
Accounts receivable, net of allowance for doubtful accounts of $0	5,842	28,697
Inventory	198,337	193,870

Total current assets	208,627	225,577

Fixed Assets:
Store equipment	27,565	27,565
Leasehold improvements	199,418	199,418

	226,983	226,983

Accumulated depreciation	(46,738)	(39,455)

Net fixed assets	180,245	187,528

Other Assets:
Security deposits	21,250	21,250
Website, net of amortization of $3,000 and $1,500 at March 31, 2010 and December 31, 2009	15,000	16,500

	36,250	37,750

Total assets	$425,122	$450,855

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities:
Due to officer and related parties	$1,189,277	$1,120,956
Convertible notes payable	1,040,000	1,040,000
Accrued interest	969,796	851,017
Related party convertible notes payable	600,000	600,000
Accrued expenses and other liabilities	142,126	121,577
Accounts payable	134,520	150,364
Note payable	100,000	100,000
Bank overdraft	4,939	39,068

Total current liabilities	4,180,658	4,022,982

Commitments and Contingencies	—	—

Stockholders’ Deficit:
Preferred stock - par value $0.0001; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock - par value $0.0001; 2,500,000,000 shares authorized; 714,894,814 shares issued and outstanding	71,489	71,489
Additional paid-in capital	3,576,956	3,576,956
Accumulated deficit	(7,403,981)	(7,220,572)

Total stockholders’ deficit	(3,755,536)	(3,572,127)

Total liabilities and stockholders’ deficit	$425,122	$450,855

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

INCA DESIGNS, INC. AND SUBSIDIARY

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009

	March 31,
	2010	2009

Revenues, net	$111,678	$59,497

Cost of revenues	65,366	34,508

Gross profit	46,312	24,989

Operating expenses:
General and administrative	78,997	168,324
Selling expense	23,162	15,999
Depreciation and amortization	8,783	14,486

Total operating expense	110,942	198,809

Operating loss	(64,630)	(173,820)

Other expense
Interest expense	118,779	110,047
Amortization of debt discount	—	139,998
Loss on write-off of lease costs	—	94,967
Loss on disposal of assets	—	22,139

Total other expense	118,779	367,151

Loss before taxes	(183,409)	(540,971)

Provision for income taxes	—	—

Net loss	$(183,409)	$(540,971)

Earnings Per Share, Basic and Diluted:

Net loss	$(0.00)	$(0.00)

Weighted Average Number of Shares Outstanding	714,894,814	714,894,814

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

INCA DESIGNS, INC. AND SUBSIDIARY

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

FOR THE PERIOD FROM JANUARY 1, 2009 THROUGH MARCH 31, 2010

	Common Stock		Additional Paid In Capital	Accumulated Deficit	Total
	Shares	Amount

Balance, January 1, 2009	714,894,814	$71,489	$3,576,956	(6,865,096)	$(3,216,651)

Net loss	—	—	—	(355,476)	(355,476)

Balance, December 31, 2009	714,894,814	71,489	3,576,956	(7,220,572)	(3,572,127)

Net loss	—	—	—	(183,409)	(183,409)

Balance, March 31, 2010	714,894,814	$71,489	$3,576,956	$(7,403,981)	$(3,755,536)

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

INCA DESIGNS, INC. AND SUBSIDIARY

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009

	March 31,
	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(183,409)	$(540,971)
Adjustments to reconcile net loss to net cash flows from operating activities:
Depreciation and amortization expense	8,783	14,486
Amortization of debt discount	—	139,998
Write-off of lease purchase costs, net	—	94,967
Disposal of fixed assets	—	22,139
Changes in assets and liabilities:
Accounts receivable	22,855	(382)
Inventory	(4,467)	(41,076)
Prepaid expenses and other current assets	—	22,319
Accounts payable	(49,574)	(66,338)
Accrued interest	118,779	110,047
Accrued expenses and other current liabilities	20,150	6,293

Net cash flows used in operating activities	(66,883)	(238,518)

CASH FLOWS FROM INVESTING ACTIVITIES	—	—

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from related party loan	88,321	243,100
Repayment of related party loan	(20,000)	—

Net cash flows provided by financing activities	68,321	243,100

Increase in cash	1,438	4,582
Cash, beginning of period	3,010	4,735

Cash, end of period	$4,448	$9,317

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid for interest	$—	$—

Cash paid for income taxes	$—	$—

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

INCA DESIGNS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2010

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

Interim reporting

While the information presented in the accompanying interim consolidated financial statements is unaudited, it includes all adjustments, which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented in accordance with accounting principles generally accepted in the United States of America. These interim financial statements follow the same accounting policies and methods of application as used in the December 31, 2009 audited financial statements of the Company. All adjustments are of a normal, recurring nature. Interim financial statements and the notes thereto do not contain all of the disclosures normally found in year-end audited financial statements and these Notes to Consolidated Financial Statements are abbreviated and contain only certain disclosures related to the three month periods ended March 31, 2010 and 2009. It is suggested that these interim financial statements be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2009. Operating results for the three months ended March 31, 2010 are not necessarily indicative of the results that can be expected for the year ending December 31, 2010.

NOTE B – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Fair Value of Financial Instruments

The carrying amounts reported in the consolidated balance sheets as of March 31, 2010 and December 31, 2009 for cash, accounts receivable, accounts payable and accrued expenses and other liabilities approximate the fair value because of the immediate or short-term maturity of these financial instruments. The fair value of debt approximates its carrying value at the stated or discounted rate of the debt to reflect recent market conditions.

Reclassification of Certain Securities and Obligations under ASC 815-40 – Contracts to be Settled with Company’s Own Equity.

The Company committed to issue more common shares than authorized by its Article of Incorporation. If the Company would be required to settle all of its outstanding warrants and liabilities with common shares as of March 31, 2010, the Company would be required to issue up to approximately 956,000,000 common shares over its authorized amount of 2,500,000,000 common shares, representing 250,000,000 shares for the settlement of warrants and 706,000,000 shares for the settlement of outstanding convertible debt.

Pursuant to ASC 815-40, Derivatives and Hedging – Contracts in Entity’s Own Equity, the Company’s policy with regard to settling outstanding financial instruments is to settle those with the latest maturity date first, which essentially sets the order of preference for settling the financial instruments. Therefore, on March 31, 2010, the Company determined that no reclassification was required.

INCA DESIGNS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2010

NOTE C – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company incurred a loss from operations of approximately $65,000 during the three months ended March 31, 2010, had an accumulated deficit, and had negative cash flow from operations of approximately $67,000. These matters raise substantial doubt about the Company's ability to continue as a going concern.

NOTE D – CONVERTIBLE NOTES PAYABLE

As of March 31, 2010 and December 31, 2009, the Company had the following convertible promissory notes (the “Convertible Notes”) listed below.

March 31, 2010	December 31, 2009
(Unaudited)

On July 17, 2008, the Company issued a Convertible Promissory Note to an individual for $250,000 with a due date of July 15, 2009 (the “July Note 2008”). The July 2008 Note accrues interest at a rate of 18% per annum and is convertible into the Company’s common stock at a rate of $0.001 per share. The July 2008 Note contains 4.99% ownership cap provisions. The Note is currently in default. The shares underlying the July 2008 Note are covered under a registration rights agreement. In conjunction with the July 2008 Note, the Company issued Warrants to purchase 250,000,000 shares of Common Stock of the Company with an exercise price of $0.001 per share.

$250,000	$250,000

INCA DESIGNS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2010

NOTE D – CONVERTIBLE NOTES PAYABLE (Continued)

On May 21, 2007, the Company assumed and reissued a Convertible Promissory Note with an effective date of November 20, 2006 to an individual for $100,000 with a due date of September 30, 2007 (the “Note”). The Note accrued interest at a rate of 24% per annum and is convertible into the Company’s common stock at a rate of $0.001 per share. The Note is currently in default. Upon default, the interest rate increased to 25% per annum. The shares underlying the Note are covered under a registration rights agreement. In conjunction with the Note, the Company issued Warrants to purchase 200,000 shares of Common Stock of the Company with an exercise price of $0.50 per share, all of which expired unexercised on October 31, 2009.

100,000	100,000

On May 21, 2007, the Company assumed and reissued a Convertible Promissory Note with an effective date of November 20, 2006 to an individual for $125,000 with a due date of September 30, 2007 (the “Note”). The Note accrues interest at a rate of 24% per annum and is convertible into the Company’s common stock at a rate of $0.001 per share. The Note is currently in default. Upon default, the interest rate increased to 25% per annum. The shares underlying the Note are covered under a registration rights agreement. In conjunction with the Note, the Company issued Warrants to purchase 250,000 shares of Common Stock of the Company with an exercise price of $0.50 per share, all of which expired unexercised on October 31, 2009.

125,000	125,000

On May 21, 2007, the Company assumed and reissued a Convertible Promissory Note with an effective date of November 20, 2006 to an individual for $100,000 with a due date of September 30, 2007 (the “Note”). The Note accrues interest at a rate of 24% per annum. The Note is currently in default. Upon default, the interest rate increased to 25% per annum and is convertible into the Company’s common stock at a rate of $0.001 per share. The shares underlying the Note are covered under a registration rights agreement. In conjunction with the Note, the Company issued Warrants to purchase 200,000 shares of Common Stock of the Company with an exercise price of $0.50 per share, all of which expired unexercised on October 31, 2009.

100,000	100,000

INCA DESIGNS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2010

NOTE D – CONVERTIBLE NOTES PAYABLE (Continued)

On May 21, 2007, the Company assumed and reissued a Convertible Promissory Note with an effective date of November 20, 2006 to an individual for $100,000 with a due date of September 30, 2007 (the “Note”). The Note accrues interest at a rate of 24% per annum and is convertible into the Company’s common stock at a rate of $0.001 per share. The Note is currently in default. Upon default, the interest rate increased to 25% per annum. The shares underlying the Note are covered under a registration rights agreement. In conjunction with the Note, the Company issued Warrants to purchase 200,000 shares of Common Stock of the Company with an exercise price of $0.50 per share, all of which expired unexercised on October 31, 2009.

100,000	100,000

On May 21, 2007, the Company assumed and reissued a Convertible Promissory Note with an effective date of November 20, 2006 to an individual for $75,000 with a due date of September 30, 2007 (the “Note”). The Note accrues interest at a rate of 24% per annum and is convertible into the Company’s common stock at a rate of $0.001 per share. The Note is currently in default. Upon default, the interest rate increased to 25% per annum. The shares underlying the Note are covered under a registration rights agreement. In conjunction with the Note, the Company issued Warrants to purchase 150,000 shares of Common Stock of the Company with an exercise price of $0.50 per share, all of which expired unexercised on October 31, 2009.

75,000	75,000

On June 20, 2007, the Company issued a Convertible Promissory Note to an entity for $200,000 with a due date of June 20, 2008 (the “Note”). The Note accrues interest at a rate of 10% per annum and is convertible into the Company’s common stock at a rate of $0.001 per share. The Note is currently in default. The shares underlying the Note are covered under a registration rights agreement. In December 2007, the Company made a $20,000 payment towards principle. On July 1, 2008, the entity converted $160,000 of the principle balance into 160,000,000 restricted shares of Common Stock of the Company.

20,000	20,000

INCA DESIGNS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2010

NOTE D – CONVERTIBLE NOTES PAYABLE (Continued)

On October 2, 2007, the Company issued a Convertible Promissory Note to an entity for $250,000 with a due date of October 1, 2008 (the “Note”). The Note accrues interest at a rate of 10% per annum and is convertible into the Company’s common stock at a rate of $0.001 per share. The Note called for separate fundings of $50,000 each on October 2, October 18, November 12, and December 7, 2007 and January 10, 2008. The Note is currently in default. The shares underlying the Note are covered under a registration rights agreement. In December 2007, the Company made a $50,000 payment towards principal.

	200,000	200,000

On November 28, 2007, the Company issued a Convertible Promissory Note to an entity for $70,000 with a due date of November 28, 2008 (the “Note”). The Note accrues interest at a rate of 10% per annum and is convertible into the Company’s common stock at a rate of $0.001 per share. The Note is currently in default. The shares underlying the Note are covered under a registration rights agreement.	70,000	70,000

	1,040,000	1,040,000

Debt Discount	-0-	-0-

TOTAL	$1,040,000	$1,040,000

Amortization of the debt discount totaled $0 and $62,499 for the three months ended March 31, 2010 and 2009, respectively.

NOTE E – NOTES PAYABLE

In April 2007, the Company issued a Single Payment Promissory Note to an individual for $100,000. The note accrues interest at a rate of 15% per annum and was due on April 2, 2008. This obligation is currently in default.

INCA DESIGNS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2010

NOTE F – RELATED PARTIES

Related party convertible notes payable

On June 25, 2008, INCA issued a Convertible Promissory Note to Josloff, for $652,585 with a due date of July 1, 2009 (the “Note”). The Note was issued in consideration for amounts previously advanced to the Company by Josloff. The Note accrues interest at a rate of 10% per annum. The Note is convertible into shares of the Company’s Common Stock at any time after the date of issuance at a fixed conversion price of $.001 per share. On July 1, 2008 Josloff converted $171,293 into 171,292,500 shares of the Company’s Common Stock. Also on July 1, 2008 Josloff sold $171,293 to a then officer and director of the Company, which shares were, on July 1, 2008, also converted into 171,292,500 shares of the Company’s Common Stock. At March 31, 2010, the outstanding balance was $310,000. Debt discount was fully amortized at December 31, 2009. Amortization of debt discount totaled $0 and $77,499 for the three months ended March 31, 2010 and 2009, respectively.

During 2008 and 2007, a related party loaned the Company $50,000 and $470,000, respectively, of which $70,000 was repaid during 2007. The Company delivered three separate convertible promissory notes to the related party for $250,000, $200,000, and $70,000. These convertible promissory notes accrued interest at 10% per annum. On June 27, 2008, the Company’s Board of Directors approved a change in the conversion rate for the these convertible promissory notes from “a forty percent discount to the market price of the Company’s Common Stock or $0.50 per share, whichever is lower” to a fixed conversion rate of $0.001 per share. On July 1, 2008 the related party agreed to forbear from exercising certain rights under its convertible promissory notes including the collection of default interest and legal actions for a period of six months beginning July 1, 2008 or on the 11th day from the date the related party delivers a Notice of Conversion of $160,000 of its $180,000 convertible promissory notes then in default. Upon expiration of the forbearance agreement, the interest rate on any unpaid balance of the convertible promissory notes increased to 25% per annum. At March 31, 2010 and December 31, 2009 the outstanding balance was $290,000. On October 12, 2010, the related party converted $360,895 of the principal and interest of the convertible promissory notes into 360,894,500 shares of its Common Stock.

Due to officers and related parties

At March 31, 2010 and December 31, 2009, Josloff had an amount due from the Company of $1,051,427 and $963,106, respectively. The loans accrue interest at a rate of 6% per annum.

At March 31, 2010 and December 31, 2009, a related party had an amount due from the Company of $137,850 and $157,850, respectively. The loans accrue interest at a rate of 6% per annum. In March 2010, the Company made a $20,000 payment to the related party.

INCA DESIGNS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2010

NOTE G – COMMITMENTS AND CONTINGENCIES

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

On February 28, 2009, the Company vacated the premises, terminated its lease on the property (forfeiting its Security Deposit), and was released from the remaining term of the lease. The Security Deposit was applied to rent expense and the unamortized balance of the Lease Purchase Cost of $94,967 was written off in 2009. The Company also recorded a loss on disposal of fixed assets of $22,139 for the write-off of store equipment and leasehold improvements in the first quarter of 2009. Rent expenses for the three months ended March 31, 2010 and 2009 was $0 and $22,510, respectively.

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

Future minimum rent payments are as follows:

2010	$63,750
2011	85,624
2012	90,502
2013	93,218
2014	96,014
Thereafter	400,369

$829,477

Simultaneous with the vacating of its office on 976 Lexington Avenue, the Company moved its entire operation to Miami Beach, Florida and moved its corporate office to 2317 Collins Avenue, Miami, FL 33139. Rent expense for each of the three month periods ended March 31, 2010 and 2009 was $21,250.

INCA DESIGNS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2010

NOTE H – SUBSEQUENT EVENTS

In October 2010, a related party converted a portion of its convertible notes payable. The amount of the conversion totaled $360,895 in principle and interest. The Company issued 360,894,500 shares of its Common Stock.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

The following discussion and analysis provides information which management of the Company believes to be relevant to an assessment and understanding of the Company’s results of operations and financial condition. This discussion should be read together with the Company’s financial statements and the notes to the financial statements, which are included in this report. This information should also be read in conjunction with the information contained in our Form 10-K for the year ended December 31, 2009 filed with the Securities and Exchange Commission (“SEC”) on November 15, 2010 including the audited financial statements and notes included therein. The reported results will not necessarily reflect future results of operations or financial condition.

Caution Regarding Forward-Looking Statements

When used in this Report, the words “may,” “will,” “expect, “ “anticipate,” “continue,” “estimate,” “intend,” and similar expressions are intended to identify forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) regarding events, conditions and financial trends which may affect the Company’s future plans of operations, business strategy, operating results and financial position. These statements are projections and are subject to known and unknown risks, uncertainties, and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Those risks include the risks identified in Section 1A: Risk Factors in the Company Form 10-K for year ended December 31, 2009. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, or achievements. You should not place undue certainty on these forward-looking statements, which apply only as of the date of this report. Except as required by applicable law, we do not intend to update any of the forward-looking statements.

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

Results of Operations

The following discussion and analysis sets forth the major factors that affected the Company’s results of operations and financial condition reflected in the unaudited financial statements for the three month period ended March 31, 2010. This discussion and analysis should be read in conjunction with the information contained in our Annual

Report on Form 10-K for year ended December 31, 2009 filed with the SEC on November 15, 2010, including the audited financial statements and notes included therein. This discussion should not be construed to imply that the results discussed herein will necessarily continue into the future, or that any conclusion reached herein will necessarily be indicative of actual operating results in the future. Such discussion represents only the best present assessment of our management.

Results of Operations – Comparison of the Three Months Ended March 31, 2010 and 2009

For the three months ended March 31, 2010, the Company had revenues of $111,678 compared to revenues of $59,497 for the same period in 2009. The Company attributes this $52,181 increase to expanded product lines in its retail location and the addition of wholesale business during the first quarter of 2010.

For the three months ended March 31, 2010, the Company had an operating loss totaling $64,630 compared to operating loss of $173,820 for the same period in 2009. The Company attributes this decrease of $109,190 in operating loss to the increase in gross profit resulting from the increase in revenue, along with further reductions in general and administrative costs.

The Company recorded a reduction in other expenses totaling $248,372. This was attributable to (i) debt discount being fully amortized at December 31 2009, resulting in a reduction of amortization expense of $139,998; and (ii) no write-offs or disposals during the three months ended March 31, 2010, resulting in a reduction of such costs of $117,106. These reductions were partially offset by an $8,732 increase in interest expense during the three months ended March 31, 2010 compared to the same period in 2009. This increase is related to additional loans made to the Company since March 31, 2009.

As a result of the reduction in other expense during the three months ended March 31, 2010, the Company recorded a net loss of $183,409 for the period in 2010, compared to a net loss of $540,971 for the period in 2009, a $357,562 improvement.

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

As of March 31, 2010, the Company’s cash balance was $4,448. Outstanding debt as of March 31, 2010 totaled $4,180,658 including $1,789,277 in loans from related parties. The Company’s working capital deficit as of March 31, 2010 was $3,972,031.

Since March 31, 2010, funds necessary to sustain the business have been derived from operations and loans from Stacy Josloff, the Company’s President and CEO. As of March 31, 2010, the Company owed Ms. Josloff the principle amount of approximately $1,361,000. There is no guarantee that Ms. Josloff will continue such funding, and funds from operations may not be adequate to continue operations. The Company will need to raise additional capital to expand operations to the point at which the Company can achieve profitability. The terms of financing that may be raised may not be on terms acceptable to the Company. If adequate funds cannot be raised, our business may fail.

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

Evaluation of Disclosure Controls and Procedures

The Company’s management carried out an evaluation, under the supervision and with the participation of Josloff, the Company’s Chief Executive Officer, and Chief Financial Officer of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2010, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, Josloff concluded that the Company’s disclosure controls and procedures as of March 31, 2010 were not effective and had the following material weaknesses: (i) Josloff is the Company’s sole executive and financial officer, (ii) the Company has no qualified internal accounting personnel, and (iii) the above weaknesses provide for no separation of accounting and financial procedures.

Changes in Internal Controls

There were no changes in our internal controls over financial reporting during the three month period ended March 31, 2010 that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None for period ended March 31, 2010.

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