Form 10-Q
period 2010-09-30
INCA Designs Inc
filed 2010-11-15
CIK 1084702

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

Unaudited Condensed Consolidated Balance Sheet as of September 30, 2010 and Consolidated Balance Sheet as of December 31, 2009	3

Unaudited Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2010 and 2009	4

Unaudited Condensed Consolidated Statement of Stockholders’ Deficit for the period from January 1, 2009 through September 30, 2010	5

Unaudited Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2010 and 2009	6

Notes to Unaudited Condensed Consolidated Financial Statements	7-13

INCA DESIGNS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2010	December 31, 2009
	(Unaudited)
ASSETS
Current Assets:
Cash	$4,397	$3,010
Accounts receivable	307	28,697
Inventory	247,243	193,870

Total current assets	251,947	225,577

Fixed Assets:
Store equipment	27,565	27,565
Leasehold improvements	199,418	199,418

	226,983	226,983
Accumulated depreciation	(61,303)	(39,455)

Net fixed assets	165,680	187,528

Other Assets:
Security deposits	21,250	21,250
Website, net of amortization of $6,000 and $1,500 at September 30, 2010 and December 31, 2009, respectively	12,000	16,500

	33,250	37,750

Total assets	$450,877	$450,855

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities:
Due to officer and related parties	$1,388,884	$1,120,956
Convertible notes payable	1,040,000	1,040,000
Accrued interest	1,203,999	851,017
Related party convertible notes payable	600,000	600,000
Accrued expenses and other liabilities	183,897	121,577
Accounts payable	96,213	150,364
Note payable	100,000	100,000
Bank overdraft	13,527	39,068

Total current liabilities	4,626,520	4,022,982

Commitments and Contingencies	—	—

Stockholders’ Deficit:
Preferred stock - par value $0.0001; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock - par value $0.0001; 2,500,000,000 shares authorized; 714,894,814 shares issued and outstanding	71,489	71,489
Additional paid-in capital	3,576,956	3,576,956
Accumulated deficit	(7,824,088)	(7,220,572)

Total stockholders’ deficit	(4,175,643)	(3,572,127)

Total liabilities and stockholders’ deficit	$450,877	$450,855

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

INCA DESIGNS, INC. AND SUBSIDIARY

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009

Revenues, net	$49,354	$54,185	$233,568	$174,204

Cost of revenues	37,600	27,249	143,138	97,760

Gross profit	11,754	26,936	90,430	76,444

Operating expenses:
General and administrative	89,242	71,860	244,095	358,151
Selling expense	25,264	60,060	70,984	95,810
Depreciation and amortization	8,783	6,092	26,348	26,669

Total operating expense	123,289	138,012	341,427	480,630

Operating loss	(111,535)	(111,076)	(250,997)	(404,186)

Other income (expense)
Interest expense	(112,865)	(123,382)	(352,982)	(346,457)
Amortization of debt discount	—	(10,873)	—	(287,885)
Loss on write-off of lease costs	—	—	—	(94,967)
Loss on disposal of assets	—	—	—	(22,139)
Gain on settlement of debt	—	—	—	223,607
Other income	85	—	463	—

Total other income (expense)	(112,780)	(134,255)	(352,519)	(527,841)

Loss before taxes	(224,315)	(245,331)	(603,516)	(932,027)

Provision for income taxes	—	—	—	—

Net loss	$(224,315)	$(245,331)	$(603,516)	$(932,027)

Earnings Per Share, Basic and Diluted:

Net loss	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted Average Number of Shares Outstanding	714,894,814	714,894,814	714,894,814	714,894,814

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

INCA DESIGNS, INC. AND SUBSIDIARY

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

FOR THE PERIOD FROM JANUARY 1, 2009 THROUGH SEPTEMBER 30, 2010

	Common Stock		Additional Paid In	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance, January 1, 2009	714,894,814	$71,489	$3,576,956	(6,865,096)	$(3,216,651)

Net loss	—	—	—	(355,476)	(355,476)

Balance, December 31, 2009	714,894,814	71,489	3,576,956	(7,220,572)	(3,572,127)

Net loss	—	—	—	(603,516)	(603,516)

Balance, September 30, 2010	714,894,814	$71,489	$3,576,956	$(7,824,088)	$(4,175,643)

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

INCA DESIGNS, INC. AND SUBSIDIARY

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009

	September 30,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(603,516)	$(932,027)
Adjustments to reconcile net loss to net cash flows from operating activities:
Depreciation and amortization expense	26,348	26,669
Amortization of debt discount	—	287,885
Disposal of fixed assets	—	22,139
Write-off of lease purchase costs, net	—	94,967
Settlement of debt	—	(223,607)
Changes in assets and liabilities:
Accounts receivable	28,390	(1,450)
Inventory	(53,373)	(69,677)
Prepaid expenses and other current assets	—	30,395
Accounts payable	(78,866)	(33,378)
Accrued interest	352,982	346,457
Accrued expenses and other current liabilities	61,494	(5,609)

Net cash flows used in operating activities	(266,541)	(457,236)

CASH FLOWS FROM INVESTING ACTIVITIES	—	—

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from related party loan	287,928	456,491
Repayment of related party loan	(20,000)	—

Net cash flows provided by financing activities	267,928	456,491

Increase (decrease) in cash	1,387	(745)
Cash, beginning of period	3,010	4,735

Cash, end of period	$4,397	$3,990

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid for interest	$—	$—

Cash paid for income taxes	$—	$—

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

INCA DESIGNS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2010

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

Interim reporting

While the information presented in the accompanying interim consolidated financial statements is unaudited, it includes all adjustments, which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented in accordance with accounting principles generally accepted in the United States of America. These interim financial statements follow the same accounting policies and methods of application as used in the December 31, 2009 audited financial statements of the Company. All adjustments are of a normal, recurring nature. Interim financial statements and the notes thereto do not contain all of the disclosures normally found in year-end audited financial statements and these Notes to Consolidated Financial Statements are abbreviated and contain only certain disclosures related to the three and nine month periods ended September 30, 2010 and 2009. It is suggested that these interim financial statements be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2009. Operating results for the nine months ended September 30, 2010 are not necessarily indicative of the results that can be expected for the year ending December 31, 2010.

NOTE B – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Fair Value of Financial Instruments

The carrying amounts reported in the consolidated balance sheets as of September 30, 2010 and December 31, 2009 for cash, accounts receivable, accounts payable and accrued expenses and other liabilities approximate the fair value because of the immediate or short-term maturity of these financial instruments. The fair value of debt approximates its carrying value at the stated or discounted rate of the debt to reflect recent market conditions.

Reclassification of Certain Securities and Obligations under ASC 815-40 – Contracts to be Settled with Company’s Own Equity.

The Company committed to issue more common shares than authorized by its Article of Incorporation. If the Company would be required to settle all of its outstanding warrants and liabilities with common shares as of September 30, 2010, the Company would be required to issue up to approximately 1,147,000 common shares over its authorized amount of 2,500,000,000 common shares, representing 250,000,000 shares for the settlement of warrants and 897,000,000 shares for the settlement of outstanding convertible debt.

Pursuant to ASC 815-40, Derivatives and Hedging – Contracts in Entity’s Own Equity, the Company’s policy with regard to settling outstanding financial instruments is to settle those with the latest maturity date first, which essentially sets the order of preference for settling the financial instruments. Therefore, on September 30, 2010, the Company determined that no reclassification was required.

INCA DESIGNS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2010

NOTE C – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company incurred a loss from operations of approximately $251,000 during the nine months ended September 30, 2010, had an accumulated deficit, and had negative cash flow from operations of approximately $267,000. These matters raise substantial doubt about the Company’s ability to continue as a going concern.

NOTE D – CONVERTIBLE NOTES PAYABLE

As of September 30, 2010 and December 31, 2009, the Company had the following convertible promissory notes (the “Convertible Notes”) listed below.

September 30, 2010	December 31, 2009
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

SEPTEMBER 30, 2010

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

SEPTEMBER 30, 2010

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

INCA DESIGNS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2010

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

Amortization of the debt discount was $0 for the three and nine months ended September 30, 2010, and $10,783 and $135,871 for the same periods in 2009, respectively.

NOTE E – NOTES PAYABLE

In April 2007, the Company issued a Single Payment Promissory Note to an individual for $100,000. The note accrues interest at a rate of 15% per annum and was due on April 2, 2008. This obligation is currently in default.

NOTE F – RELATED PARTIES

Related party convertible notes payable

On June 25, 2008, INCA issued a Convertible Promissory Note to Josloff, for $652,585 with a due date of July 1, 2009 (the “Note”). The Note was issued in consideration for amounts previously advanced to the Company by Josloff. The Note accrues interest at a rate of 10% per annum. The Note is convertible into shares of the Company’s Common Stock at any time after the date of issuance at a fixed conversion price of $.001 per share. On July 1, 2008 Josloff converted $171,293 into 171,292,500 shares of the Company’s Common Stock. Also on July 1, 2008 Josloff sold $171,293 to a then officer and director of the Company, which shares were, on July 1, 2008, also converted into 171,292,500 shares of the Company’s Common Stock. At September 30, 2010, the outstanding balance was $310,000. Amortization of the debt discount was $0 for the three and nine months ended September 30, 2010, and $0 and $152,014 for the same periods in 2009, respectively. Debt discount was fully amortized at December 31, 2009.

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

INCA DESIGNS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2010

NOTE F – RELATED PARTIES (Continued)

Related party convertible notes payable (continued)

of $0.001 per share. On July 1, 2008 the related party agreed to forbear from exercising certain rights under its convertible promissory notes including the collection of default interest and legal actions for a period of six months beginning July 1, 2008 or on the 11th day from the date the related party delivers a Notice of Conversion of $160,000 of its $180,000 convertible promissory notes then in default. Upon expiration of the forbearance agreement, the interest rate on any unpaid balance of the convertible promissory notes increased to 25% per annum. At September 30, 2010 and December 31, 2009 the outstanding balance was $290,000. On August 31, 2010, the Company’s Board of Directors approved the conversion of $360,895 of the principal and interest of the convertible promissory notes into 360,894,500 shares of its Common Stock.

Due to officers and related parties

During the nine months ended September 30, 2010 and 2009, Josloff loaned the Company $287,928 and $456,491, respectively. The loans accrue interest at a rate of 6% per annum.

At September 30, 2010 and December 31, 2009, a related party had an amount due from the Company of $137,850 and $157,850, respectively. The bonus accrue interest at a rate of 6% per annum. In March 2010, the Company made a $20,000 payment to the related party.

NOTE G – COMMITMENTS AND CONTINGENCIES

Leases

976 Lexington Avenue, New York, NY

On February 28, 2009, the Company vacated the premises, terminated its lease on the property (forfeiting its Security Deposit), and was released from the remaining term of the lease. Rent expenses for the three and nine months ended September 30, 2009 was $0 and $22,510, respectively.

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

SEPTEMBER 30, 2010

NOTE G – COMMITMENTS AND CONTINGENCIES (Continued)

Leases (Continued)

2317 Collins Avenue, Miami Beach, FL (Continued)

Future minimum rent payments are as follows:

2010	$21,250
2011	85,624
2012	90,502
2013	93,218
2014	96,014
Thereafter	400,369

$786,977

Simultaneous with the vacating of its office on 976 Lexington Avenue, the Company moved its entire operation to Miami Beach, Florida and moved its corporate office to 2317 Collins Avenue, Miami, FL 33139. Rent expense for each of the three and nine month periods ended September 30, 2010 and 2009 was $21,250 and 63,750, respectively.

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

Results of Operations

The following discussion and analysis sets forth the major factors that affected the Company’s results of operations and financial condition reflected in the unaudited financial statements for the three and nine month periods ended September 30, 2010. This discussion and analysis should be read in conjunction with the information contained in our Annual Report on Form 10-K for year ended December 31, 2009 filed with the SEC on November 15, 2010, including the audited financial statements and notes included therein. This discussion should not be construed to imply that the results discussed herein will necessarily continue into the future, or that any conclusion reached herein will necessarily be indicative of actual operating results in the future. Such discussion represents only the best present assessment of our management.

Results of Operations – Comparison of the Three Months Ended September 30, 2010 and 2009

For the three months ended September 30, 2010, the Company had revenues of $49,354 compared to revenues of $54,185 for the same period in 2009, a reduction of $4,831.

For the three months ended September 30, 2010, the Company had an operating loss totaling $111,535 compared to operating loss of $111,076 for the same period in 2009, an increase of $459.

The Company recorded an improvement in other income (expense) totaling $21,475. This was attributable to (i) a $10,517 reduction in interest expense in 2010 compared to the same period in 2009, (ii) debt discount being fully amortized at December 31 2009, resulting in a reduction of amortization expense of $10,873, and (iii) an increase in other income of $85.

As a result of the improvement in other income (expense) during the three months ended September 30, 2010, the Company recorded a net loss of $224,315 for the period in 2010 compared to a net loss of $245,331 for the period in 2009, a $21,016 improvement.

Results of Operations – Comparison of the Nine Months Ended September 30, 2010 and 2009

For the nine months ended September 30, 2010, the Company had revenues of $233,568 compared to revenues of $174,204 for the same period in 2009. The Company attributes this $59,364 increase to expanded product lines in its retail location and addition of wholesale business during the second quarter of 2010.

For the nine months ended September 30, 2010, the Company had an operating loss totaling $250,997 compared to operating loss of $404,186 for the same period in 2009. The Company attributes this improvement to reductions in general and administrative costs.

The Company recorded a reduction in other income (expense) totaling $175,322. This was attributable to (i) debt discount being fully amortized at December 31 2009, resulting in a reduction of amortization expense of $287,885, (ii) no write-offs or disposals during the nine months ended September 30, 2010, resulting in a reduction of such costs of $117,106, and (iii) $463 in other income in 2010. These improvements were partially offset by (i) a $6,525 increase in interest expense during the nine months ended September 30, 2010 compared to the same period in 2009, related to additional loans made to the Company since September 30, 2009 and (ii) no gains related to debt settlements ($223,607) as recorded in 2009.

As a result of the reduction in other income (expense) during the nine months ended September 30, 2010, the Company recorded a net loss of $603,516 for the period in 2010 compared to a net loss of $932,027 for the period in 2009, a $328,511 improvement.

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

As of September 30, 2010, INCA’s cash balance was $4,397. Outstanding liabilities as of September 30, 2010 totaled $4,626,520 including $1,988,884 in loans from related parties. The Company’s working capital deficit as of September 30, 2010 was $4,374,573.

Since September 30, 2010, funds necessary to sustain the business have been derived from operations and loans from Stacy Josloff, the Company’s President and CEO. As of September 30, 2010, the Company owed Ms. Josloff the principle amount of approximately $1,561,034. There is no guarantee that Ms. Josloff will continue such funding, and funds from operations may not be adequate to continue operations. The Company will need to raise additional capital to expand operations to the point at which the Company can achieve profitability. The terms of financing that may be raised may not be on terms acceptable to the Company. If adequate funds cannot be raised, our business may fail.

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

Evaluation of Disclosure Controls and Procedures

The Company’s management carried out an evaluation, under the supervision and with the participation of Josloff, the Company’s Chief Executive Officer, and Chief Financial Officer of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2010, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, Josloff concluded that the Company’s disclosure controls and procedures as of September 30, 2010 were not effective and had the following material weaknesses: (i) Josloff is the Company’s sole executive and financial officer, (ii) the Company has no qualified internal accounting personnel, and (iii) the above weaknesses provide for no separation of accounting and financial procedures.

Changes in Internal Controls

There were no changes in our internal controls over financial reporting during the three month period ended September 30, 2010 that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None for period ended September 30, 2010.

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